Form 10-Q
period 1996-03-31
GREAT FINANCIAL CORP
filed 1996-05-14
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                    or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

                        Commission File Number 0-23122

                         GREAT FINANCIAL CORPORATION
              (Exact name of registrant as specified in its charter)

             DELAWARE                                             61-1251805
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)

ONE FINANCIAL SQUARE, LOUISVILLE, KENTUCKY                          40202
(Address of principal executive offices)                          (Zip Code)

                              (502) 562-6000
          (Registrant's telephone number, including area code)

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X      Yes             No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 14,277,595 shares as of May 14, 1996.

                         GREAT FINANCIAL CORPORATION

                                 I N D E X


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

              Consolidated Balance Sheets                               3

              Consolidated Statements of Income                         4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

 Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations            11
                   and Results of Operations

PART II.      OTHER INFORMATION                                        18

SIGNATURES                                                             19

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         March 31,    December 31,
                                                           1996           1995
                                                        ----------    -----------
                                                               (unaudited)
Assets
     Cash and cash equivalents .......................  $   62,236    $   84,167
     Available-for-sale securities, at fair value ....     463,242       461,330
     Mortgage loans held for sale ....................     155,366       144,163
     Loans receivable, net of allowance for loan
        losses of $12,214 (1996) and $11,821 (1995) ..   1,665,575     1,667,363
     Federal Home Loan Bank stock, at cost ...........      24,068        21,917
     Property and equipment ..........................      28,518        26,871
     Mortgage servicing rights .......................      34,908        35,751
     Other assets ....................................      43,291        44,694
                                                        -----------   -----------

Total assets .........................................  $2,477,204    $2,486,256
                                                        ===========   ===========

Liabilities
     Deposits ........................................  $1,546,594    $1,458,861
     Borrowed funds ..................................     618,671       714,209
     Other liabilities ...............................      30,733        26,076
                                                        -----------   -----------

        Total liabilities ............................   2,195,998     2,199,146
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     160,159       159,786
     Retained earnings - subject to restrictions .....     168,875       163,822
     Treasury stock, 1,878,655 shares (1996) and
        1,608,355 shares (1995), at cost .............     (34,622)      (28,230)
     Unearned ESOP shares ............................     (11,021)      (11,296)
     Unearned compensation - stock compensation plans       (4,033)       (4,359)
     Net unrealized gains (losses) on
       available-for-sale securities                         1,683         7,222
                                                        -----------   -----------

        Total stockholders' equity ...................     281,206       287,110
                                                        -----------   -----------

Total liabilities and stockholders' equity ...........  $2,477,204    $2,486,256
                                                        ===========   ===========

                See notes to consolidated financial statements

                           GREAT FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1996               1995
                                                ---------          ---------
                                                        (unaudited)
Interest income
     Loans ...................................   $ 37,534          $ 29,579
     Securities ..............................      7,567             6,165
     Federal funds sold ......................        245                22
                                                 --------          --------
        Total interest income ................     45,346            35,766
                                                 --------          --------

Interest expense
     Deposits ................................     18,376            13,944
     Borrowed funds ..........................      9,092             6,677
                                                 --------          --------
        Total interest expense ...............     27,468            20,621
                                                 --------          --------

Net interest income ..........................     17,878            15,145

Provision for loan losses ....................        620               628
                                                 --------          --------

Net interest income after provision for loan
 losses ......................................     17,258            14,517
                                                 --------          --------

Non-interest income
     Servicing fee income ....................      7,016             6,056
     Amortization of mortgage servicing rights     (1,841)             (905)
     Gain on sale of mortgage loans ..........      1,513               356
     Gain on sale of investments,net .........        656
     Other ...................................      1,386             1,077
                                                 --------          --------
        Net non-interest income ..............      8,730             6,584
                                                 --------          --------
Non-interest expense
     Compensation and benefits ...............      7,782             6,353
     Office occupancy and equipment ..........      2,076             1,668
     Office supplies, postage and telephone ..      1,264             1,072
     Advertising and marketing ...............        952               725
     Federal deposit insurance premiums ......        826               672
     State tax on deposits ...................        374               328
     Lock box, custodial and other bank
      services ...............................        113               138
     Servicing settlement costs ..............        245                92
     Other ...................................      2,447             1,700
                                                 --------          --------
        Total non-interest expense ...........     16,079            12,748
                                                 --------          --------

Income before income taxes ...................      9,909             8,353

Income tax expense ...........................      3,478             3,007
                                                 --------          --------

Net income ...................................    $ 6,431           $ 5,346
                                                 ========          ========

Earnings per share
     Primary .................................    $  0.44           $  0.34
                                                 ========          ========
     Fully diluted ...........................    $  0.44           $  0.34
                                                 ========          ========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1996              1995
                                                  -----------       ----------
                                                           (unaudited)

Net cash provided by operating activities .....    $   3,200         $  2,299
                                                  -----------       ----------

Investing activities
    Purchases of securities ...................     (109,980)          (6,338)
    Maturities of securities ..................       55,581           16,500
    Proceeds from sale of available-for-sale
     securities ...............................       32,018
    Principal collected on mortgage-backed
     securities ...............................       14,711            6,370
    Purchases of Federal Home Loan Bank stock .       (1,743)
    Increase (decrease) in loans receivable ...          130          (79,754)
    Purchases of property and equipment and
     other assets .............................       (2,401)            (660)
    Purchases of mortgage servicing rights ....          (18)          (3,080)
    Additions to originated mortgage servicing
     rights ...................................         (944)
    Proceeds from sale of real estate owned ...          323
                                                  -----------       ----------
        Net cash used in investing activities .      (12,323)         (66,962)
                                                  -----------       ----------

Financing activities
    Increase in deposits ......................       87,734           42,090
    Increase (decrease) in short-term
     borrowings ...............................     (133,445)          37,043
    Long-term advances from Federal Home Loan
     Bank .....................................       41,000
    Payments on long-term advances from Federal
     Home Loan Bank ...........................       (3,093)            (585)
    Increase in mortgage escrow funds .........        2,766            6,769
    Purchases of treasury stock ...............       (6,392)         (14,275)
    Dividends paid ............................       (1,378)          (1,223)
                                                  -----------       ----------
        Net cash provided by (used in)
         financing activities .................      (12,808)          69,819
                                                  -----------       ----------

Net increase (decrease) in cash and cash
 equivalents ..................................      (21,931)          5,156

Cash and cash equivalents, beginning of period        84,167          17,013
                                                  -----------       ----------

Cash and cash equivalents, end of period ......    $  62,236        $ 22,169
                                                  ===========       ==========

Cash paid (received) during the period for
    Interest ..................................    $  27,758        $ 21,279
    Income taxes, net .........................    $     (52)       $   (513)

Supplemental disclosure of noncash activities
    Additions to real estate acquired in
     settlement of loans .......................   $     198        $  1,033
    Accrual of purchase of mortgage servicing
     rights ....................................                    $ 12,318



                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Great Financial Corporation (Company) and its subsidiaries, Great Financial Bank, FSB (Great Financial), and First Federal Savings Bank of Richmond, Kentucky (First Federal). All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments consist only of normal recurring accruals. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1995. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.     CASH AND CASH EQUIVALENTS

                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                      (in thousands)
       Cash and due from banks ............       $37,486         $29,792
       Federal funds sold .................        24,750          54,375
                                                 ---------     ------------
       Total cash and cash equivalents ....       $62,236         $84,167
                                                 =========     ============

3.     SECURITIES

                                                                 March 31, 1996
                                                 --------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   --------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $ 62,972     $  280     $  (515)    $ 62,737
        Other debt securities ................      1,994         26                    2,020
                                                 ---------  ----------  ----------   --------
         Total debt securities ..............      64,966        306        (515)      64,757
        Mortgage-backed securities ...........    393,476      4,664      (2,816)     395,324
        Equity securities ....................      2,211        950                    3,161
                                                 ---------  ----------  ----------   --------
       Total available-for-sale securities ...   $460,653     $5,920     $(3,331)    $463,242
                                                 =========  ==========  ==========   ========

                                       6

                                                              December 31, 1995
                                                 --------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   --------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $112,082     $   793     $ (100)    $112,775
        Other debt securities ................      2,077          34                   2,111
                                                 ---------  ----------  ----------   --------
         Total debt securities ..............     114,159         827       (100)     114,886
        Mortgage-backed securities ...........    334,946       9,317       (171)     344,092
        Equity securities ....................      1,115       1,237                   2,352
                                                 ---------   ---------   ---------   --------
       Total available-for-sale securities ....  $450,220     $11,381     $ (271)    $461,330
                                                 =========   =========   =========   ========


      Gross realized gains on the sale of available-for-sale securities totaled $1,054,683 and gross realized losses totaled $398,303 during the three months ended March 31, 1996. In computing gains and losses, cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities. There were no sales of securities during the three months ended March 31, 1995.

4. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months
                                                       Ended March 31,
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
                                                      (in thousands)

       Balance, beginning of period .......        $11,821      $11,076
       Provision charged to income ........            620          628
       Charge-offs ........................           (244)        (524)
       Recoveries .........................             17           40
                                                   --------     --------
       Balance, end of period .............        $12,214      $11,220
                                                   ========     ========


5.     LOAN SERVICING

       The Company was servicing a portfolio consisting of 78,200 and 79,300 mortgage loans at March 31, 1996 and December 31, 1995, respectively, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                   March 31,     December 31,
                                                     1996           1995
                                                  ----------    ------------
                                                       (in thousands)
       GNMA ..............................        $3,093,901     $3,215,249
       FNMA ..............................         1,226,389      1,226,666
       FHLMC .............................           525,939        510,068
       Other investors ...................           230,287        215,567
                                                  ----------    ------------
       Total servicing portfolio .........        $5,076,516     $5,167,550
                                                  ==========    ============


       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA. At March 31, 1996 and December 31, 1995, the Company subserviced a total of 20,500 and 20,000 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $128,888,000 and $108,424,000, at March 31, 1996 and
       December 31, 1995,  respectively,  of which $111,936,000 and $86,554,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


   6.  BORROWED FUNDS

                                                   March 31, 1996       December 31, 1995
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Reverse repurchase agreements ........   $ 56,598     5.47%    $176,433     6.03%
         Advances from Federal Home Loan Bank .      1,250     6.25%       2,150     6.14%
         Borrowings under lines of credit .....    104,159     5.23%     116,875     5.27%
                                                  --------              --------
           Total short-term borrowings ........    162,007               295,458
                                                  --------              --------
       Long-term borrowings from Federal Home .
        Loan Bank:
         Adjustable rate advances, interest
          based on Libor; 5.38% (1996) and
          6.00%(1995) .........................    100,000               100,000
         Fixed rate advances, 6.24% (1996)
          and 6.29% (1995) ....................    319,816               278,489
         Mortgage matched and other advances
          payable monthly through 2008 with
          interest rates from 5.51% to 8.05% ..     36,848                40,262
                                                  --------              --------
           Total long-term borrowings .........    456,664               418,751
                                                  --------              --------
       Total borrowed funds ...................   $618,671              $714,209
                                                  ========              ========



Information concerning borrowings under reverse repurchase agreements is summarized as follows:

                                                       At or For the Three Months
                                                            Ended March 31,
                                                       --------------------------
                                                          1996            1995
                                                       ----------      ----------
                                                         (dollars in thousands)

       Average balance during the period ..........     $51,248         $ 80,315
       Average interest rate during the period ....        5.59%           6.14%
       Maximum month-end balance during the
        period ....................................     $62,777         $203,538
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................     $57,557         $212,490
          Fair value ..............................     $58,382         $212,374


       Mortgage-backed securities sold under reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company identical securities at the maturities of the agreements. The agreements at March 31, 1996 mature within one year.

7.     SEGMENT INFORMATION

       The schedules on page 10 present information concerning the Company's operations which include two reportable segments: banking and mortgage banking businesses. The banking segment is composed of those operations involved in making loans held for investment, primarily on single family residences; investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment is made up of those operations involved in originating and purchasing residential mortgage loans for resale in the secondary mortgage market and in servicing loans for others. The Company's operations involved in purchasing delinquent FHA and VA loans have previously been classified within the banking segment. Since these loans are purchased from GNMA pools the Company services in its mortgage banking business and due to the unique servicing requirements of these loans, the Company determined that these operations are more properly classified within the mortgage banking segment and has so classified the applicable income and expense for the three months ended March 31, 1996 in the schedule which follows. The income and expense applicable to these operations for the three months ended March 31, 1995 have been reclassified to the mortgage banking segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of this business activity. Intersegment interest income and expense represent (i) interest on advances from the banking segment to the mortgage banking segment to fund the origination of loans computed at a rate tied to a short-term index and to fund the investment in mortgage servicing rights computed at a rate tied to a medium-term index, (ii) interest on custodial balances of the mortgage banking segment on deposit with the banking segment computed at a rate tied to a medium-term index, (iii) interest on advances from the Parent Company (in "other" segment) to the banking segment computed at a rate tied to a short-term index, and
       (iv) interest expense incurred by the banking segment on a loan from the Parent Company to the ESOP computed at 6%.

8.     ACQUISITION

       On November 23, 1995, the Company entered into an agreement to acquire all of the outstanding common stock of LFS Bancorp, Inc. (LFS), parent company of Lexington Federal Savings Bank, FSB for cash totaling approximately $75,500,000. Regulatory and LFS stockholder approvals for the acquisition have been received. The acquisition, to be accounted for as a purchase, is expected to be completed in June 1996.

9.     RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                        Three Months Ended March 31, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers             $   39,574    $   5,769    $      3                  $   45,346
    Intersegment                            2,809        1,074         419     $  (4,302)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                      42,383        6,843         422        (4,302)       45,346
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                 25,676        1,792                                  27,468
    Intersegment                            1,493        2,809                    (4,302)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                     27,169        4,601                    (4,302)       27,468
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                        15,214        2,242         422                      17,878
Provision for loan losses                    (620)                                                (620)
Non-interest income                         1,826        8,799         217        (2,112)        8,730
Non-interest expense                       (9,358)      (8,295)       (538)        2,112       (16,079)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes             $    7,062     $  2,746    $    101                  $    9,909
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                    $2,170,246     $357,675    $273,809     $(324,526)   $2,477,204
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment          $      463     $    315    $      2                  $      780
                                      ===========   ==========  ==========  ============  ============


                                                         Three Months Ended March 31, 1995
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers             $   31,353     $  4,403  $       10                  $   35,766
    Intersegment                            2,250        1,370         878     $  (4,498)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                      33,603        5,773         888        (4,498)       35,766
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                 19,271        1,350                                  20,621
    Intersegment                            2,249        2,249                    (4,498)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                     21,520        3,599                    (4,498)       20,621
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                        12,083        2,174         888                      15,145
Provision for loan losses                    (225)        (403)                                   (628)
Non-interest income                         1,068        7,302         150        (1,936)        6,584
Non-interest expense                       (8,530)      (5,422)       (732)        1,936       (12,748)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes             $    4,396     $  3,651    $    306                  $    8,353
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                    $1,834,763     $202,303    $274,007     $(309,433)   $2,001,640
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment          $      363     $    292                              $      655
                                      ===========   ==========  ==========  ============  ============


                           GREAT FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The results are also significantly affected by its mortgage banking activities which involve the origination, purchase, sale, servicing and subservicing of residential mortgage loans. The Company also generates non-interest income such as transactional fees and gain or loss on sale of mortgage loans, mortgage servicing rights and securities. In addition, commissions are earned from the sale of annuity and mutual fund products. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are significantly affected by its periodic amortization of mortgage servicing rights and by its provisions for loan losses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996 TO DECEMBER 31, 1995

During the 1996 first quarter, the Company's total assets decreased only slightly, from $2.49 billion to $2.48 billion. The largest asset category, loans receivable, net, totaled $1.7 billion at March 31, 1996, also having decreased slightly during the quarter. As part of its strategy to enhance the loan portfolio yield, the Company further reduced the percentage of one-to-four family residential loans in the portfolio mix during the first quarter while the percentage of each of the other loan categories increased as shown in the following table:

                                           Loan Portfolio Composition at
                                           -----------------------------
                                             March 31,      December 31,
                                               1996             1995
                                           ------------     ------------
Loan category:
    One-to-four family residential .....       76.8%            78.6%
    Multi-family residential ...........        8.2%             7.8%
    Commercial real estate .............        3.8%             3.6%
    Construction and land ..............        5.5%             5.1%
    Non-mortgage, primarily installment         5.7%             4.9%
                                           ------------     ------------
                                              100.0%           100.0%
                                           ============     ============


While the size of the Company's securities portfolio increased only $1.9 million during the first quarter, its composition shifted as mortgage-backed securities were increased by $51.2 million and $50.0 million of FHLB short-term debt securities matured.

Deposits increased $87.7 million or 6.0% during the first three months of 1996. Over two-thirds of this increase was in retail deposits attracted through expanded advertising and marketing efforts, with the balance in custodial deposits associated with the portfolio of loans serviced for others.
others.

Borrowed funds decreased $95.5 million during the first quarter. This change was the net effect of the decrease of $133.4 million in short-term borrowings, primarily reverse repurchase agreements, and the increase in long-term borrowings of $37.9 million, primarily FHLB fixed rate advances.

Stockholders' equity totaled $281.2 million at March 31, 1996 or 11.4% of total assets, which was $5.9 million less than at December 31, 1995. This decline in total equity was substantially the net result of: (i) the Company's purchase during the period of 270,300 shares of its common stock at a total cost of $6.4 million; (ii) the decrease from $7.2 million to $1.7 million in after-tax net unrealized gains on available-for-sale securities due primarily to the rise in the general level of interest rates; (iii) the first quarter dividend of $1.4 million; and (iv) earnings in the first quarter of $6.4 million.

RESULTS OF OPERATIONS

Overview. The Company's net income of $6.4 million for the three months ended March 31, 1996 was $1.1 million or 20.3% greater than for the first quarter last year. This earnings growth resulted primarily from an 18.1% increase in net interest income, a 32.6% increase in non-interest income, net of a 26.1% increase in non-interest expense.

Net Interest Income. Net interest income earned during the first quarter of 1996 was $2.7 million more than during the first quarter last year. This increase was achieved primarily through growth in the Company's balance sheet. When comparing the two periods, the average balance of interest earning assets was $420.5 million greater and the average balance of interest-bearing liabilities was $430.4 million greater, resulting in growth of $8.5 million in interest income and $6.2 million in interest expense, respectively. The average yield on interest-earning assets for the 1996 first quarter was 8.06%, up from 7.87% for the same period last year. The average cost of interest-bearing liabilities rose similarly, from 5.42% last year to 5.60% in 1996. These average rate changes resulted in growth of $1.0 million in interest income and $686,000 in interest expense. These rate changes resulted in a fairly constant interest rate spread of 2.46% for the 1996 first quarter compared to 2.45% for the 1995 first quarter, while the net interest margin declined to 3.18% in the 1996 first quarter from 3.33% for the 1995 first quarter due to the combined effect of these average rate and volume changes.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the three month periods ended March 31,1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. Average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields and costs.

                                                              Three Months Ended March 31,
                                          ----------------------------------------------------------------
                                                       1996                                  1995
                                                                  Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (4)    Balance    Interest  Cost (4)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,806,751   $37,534    8.36%     $1,489,944   $29,579    8.05%
        Mortgage-backed securities .....     348,097     6,192    7.15%        269,342     5,004    7.53%
        Debt and equity securities .....      65,647       966    5.92%         63,475       876    5.60%
        Federal funds sold .............      18,262       245    5.40%          1,523        22    5.93%
        FHLB stock .....................      23,502       409    7.00%         17,461       285    6.62%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .  $2,262,259    45,346    8.06%      1,841,745    35,766    7.87%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     174,871                           111,061
                                          ----------                        ----------
        Total assets ...................  $2,437,130                        $1,952,806
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  125,309       956    3.07%     $  130,536     1,031    3.20%
        NOW accounts ...................      85,034       622    2.94%         48,422       306    2.56%
        Money market accounts ..........     155,590     1,801    4.66%        107,453     1,238    4.67%
        Certificate accounts ...........   1,014,222    14,997    5.95%        833,692    11,369    5.53%
        Short-term borrowings ..........     169,591     2,593    6.15%        256,332     3,874    6.13%
        Long-term borrowings ...........     424,666     6,499    6.16%        167,572     2,803    6.78%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   1,974,412    27,468    5.60%      1,544,007    20,621    5.42%
                                                      --------  ---------   ----------  --------  --------
   Non-interest-bearing liabilities ....     177,548                           123,910
                                          ----------                        ----------
        Total liabilities ..............   2,151,960                         1,667,917
   Stockholders' equity ................     285,170                           284,889
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,437,130                        $1,952,806
                                          ==========                        ==========
Net interest income / interest
  rate spread (2) ......................               $17,878    2.46%                  $15,145    2.45%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (3) .................  $  287,847              3.18%     $  297,738              3.33%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....     114.58%                           119.28%
                                          ==========                        ==========

- - ---------------

(1)  Loans receivable, net include loans held for sale.
(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
(4) For purposes of calculating these figures, all interest income and interest costs are annualized.

                                       13

RATE / VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                            Three Months Ended March 31,
                                                    1996 vs. 1995
                                          --------------------------------
                                             Increase (Decrease) Due to
                                          --------------------------------
                                            Volume      Rate       Total
                                          ---------   --------   ---------
                                                       (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $6,735     $1,220      $7,955
     Mortgage-backed securities .........    1,447       (259)      1,188
     Debt and equity securities .........       34         56          90
     Federal funds sold .................      225         (2)        223
     FHLB stock .........................      106         18         124
                                           --------   --------   ---------

          Total .........................    8,547      1,033       9,580
                                           --------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................      (37)       (38)        (75)
     NOW accounts .......................      264         52         316
     Money market accounts ..............      566         (3)        563
     Certificate accounts ...............    2,686        942       3,628
     Short-term borrowings ..............   (1,294)        13      (1,281)
     Long-term borrowings ...............    3,976       (280)      3,696
                                           --------   --------   ---------
          Total .........................    6,161        686       6,847
                                           --------   --------   ---------

Net change in net interest income .......   $2,386     $  347      $2,733
                                           ========   ========   =========


Provision for Loan Losses. The provision for loan losses was $620,000 or 0.14% (annualized)of average loans in the 1996 first quarter, compared to $628,000 or 0.17% of average loans in the first quarter last year. Net charge-offs decreased from $484,000 or 0.13% of average loans in the first quarter last year to $227,000 or 0.05% of average loans in this year's first quarter.

Non-Interest Income. The increase of $2.1 million in non-interest income was primarily due to increases of $1.2 million in gain on sale of mortgage loans and $656,000 in gain on sale of available-for-sale securities. Gain on sale of mortgage loans for the three months ended March 31, 1996 includes $944,000 from the capitalization of originated mortgage servicing rights pursuant to the Company's adoption on July 1, 1995 of Statement of Financial Accounting Standards (SFAS) No. 122. An increase in the proportion of mortgage loans originated for sale from approximately 33% of total originations in the 1995 first quarter to approximately 64% in the 1996 first quarter also contributed to the rise in gain on sale of mortgage loans. This shift from portfolio production to secondary market production was made in response to improved conditions for sale of loans in the secondary market following a reduction in interest rates between the periods. The 1996 first quarter gain on sale of investments followed the Company's transfer of all held-to-maturity securities to the available-for-sale category on December 31, 1995 to allow maximum flexibility in managing the securities portfolio. The 1996 first quarter sales allowed the Company to realize additional income while restructuring a portion of the securities portfolio. Most of the securities sold were mortgage-backed securities backed by loans with higher than market interest rates, making them more susceptible to prepayment risk. The increase of $960,000 in servicing fee income and the increase of $936,000 in amortization of servicing rights resulted primarily from growth in the average size of the portfolio of loans serviced and subserviced for others.

Non-Interest Expense. Total non-interest expense for the three months ended March 31, 1996 was $3.3 million more than for the same period last year. As a percent of average assets, total non-interest expense was 2.65% for the first quarter of both 1995 and 1996. The 1996 first quarter total included the operating expenses of First Federal, acquired in July 1995, totaling $840,000. The increase in compensation and benefits resulted largely from a reduction in origination costs deferred in connection with the shift in origination of single family loans from portfolio production to secondary market production, as well as the cost of additional staff required to deliver an expanded line of retail banking and investment products. Office occupancy and equipment costs were higher primarily due to costs associated with banking office construction and renovation for enhanced service to retail banking customers. The rise in other non-interest expense was largely due to increased costs associated with a $1.0 billion GNMA servicing portfolio acquired on March 31, 1995.

Income Tax Expense. Income tax expense of $3.5 million for the three months ended March 31, 1996 and $3.0 million for the three months ended March 31, 1995 resulted in effective income tax rates of 35.1% and 36.0%, respectively, on income before income taxes. The reduction in the effective income tax rate is primarily due to income tax credits earned in connection with the Company's investment in low income housing partnerships as a part of its community reinvestment activities.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                     March 31,    December 31,
                                                       1996          1995
                                                     ---------    ------------
                                                       (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................      $  7,916      $  7,446
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................        87,684        88,852
    Other loans ................................         4,434         3,865
  Restructured loans ...........................         2,023         2,033
                                                     ---------     -----------
  Total non-performing loans ...................       102,057       102,196
Real estate owned ..............................           976         1,136
                                                     ---------     -----------
Total non-performing assets ....................      $103,033      $103,332
                                                     =========     ===========
Non-performing loans to total loans:
  Including FHA/VA loans .......................         5.47%         5.52%
  Excluding FHA/VA loans .......................         0.77%         0.72%
Non-performing assets to total assets:
  Including FHA/VA loans .......................         4.16%         4.16%
  Excluding FHA/VA loans .......................         0.62%         0.58%
Allowance for loan losses to total loans .......         0.66%         0.64%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................        11.97%        11.57%
  Excluding FHA/VA loans .......................        84.98%        88.59%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................        11.85%        11.44%
  Excluding FHA/VA loans .......................        79.58%        81.63%


Accruing FHA/VA loans which were contractually past due 90 days or more were purchased by the Company from GNMA pools it services. At March 31, 1996, the Company held in its portfolio $135.9 million of FHA/VA loans which were delinquent at the time of purchase. Such loans totaled $128.7 million at December 31, 1995. As a servicerof GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from the sale of available-for-sale securities; proceeds from maturing debt securities; advances from the FHLB; other borrowed funds; and sale of stock. Another source of funds is mortgage banking activities which generate loan servicing fees and proceeds from the sale of loans. While scheduled maturities of securities and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are greatly influenced by the general level of interest rates, economic conditions, and competition.

Each of the Company's subsidiary banks is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision (OTS) regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For March 1996, each of the Company's subsidiary banks had liquidity and short-term liquidity ratios of at least 6.8% and 3.3%, respectively.

At March 31, 1996, the Company had outstanding commitments to originate for portfolio first mortgage loans totaling $11.6 million. In addition, the Company had outstanding commitments totaling $50.7 million for the purchase of mortgage-backed securities for the available-for-sale securities portfolio, with settlement in April 1996. The Company anticipates that it will have sufficient funds available to meet its origination and purchase commitments.

The Company's subsidiary banks are each required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At March 31, 1996, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

PROPOSAL TO RECAPITALIZE THE SAVINGS ASSOCIATION INSURANCE FUND

During July 1995 hearings before the U. S. Senate Banking Committee regarding the Savings Association Insurance Fund (SAIF), a plan was proposed by several federal banking agencies to assess a special federal deposit insurance premium in an amount sufficient to fully capitalize the SAIF. The Company's share of such a special premium, if assessed at .75% of insured deposits as of March 31, 1996, would amount to approximately $11.6 million ($7.5 million net of income tax benefit). The proposed plan also provides that, once the SAIF is fully capitalized, federal deposit insurance rates applicable to SAIF deposits would be reduced to be initially equal to the rates applicable to Bank Insurance Fund
(BIF) deposits. The Company is currently at a competitive disadvantage due to the deposit premium differential between SAIF- and BIF-insured institutions. Legislation that would have recapitalized the SAIF was dropped from the 1996 Budget Appropriations package passed by Congress in late April 1996. Many industry observers believe legislation to recapitalize the SAIF is likely to eventually pass, but that the prospects for such action occurring in this presidential election year have been reduced by the recent Congressional actions.

                           GREAT FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION




Item 1.    Legal Proceedings
                  None

Item 2.    Changes in Securities
                  None

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 10 - Material contracts.

           (b) Exhibit 11 - Statement regarding compution of per share earnings.

           (c) There have been no reports filed on Form 8-K during the quarterly period ended March 31, 1996.

                           GREAT FINANCIAL CORPORATION




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                GREAT FINANCIAL CORPORATION
                                           -------------------------------------
                                                      (Registrant)


Date:  May 14, 1996              By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                       President and Chief Executive Officer


Date:  May 14, 1996              By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)