Form 10-Q
period 1996-06-30
GREAT FINANCIAL CORP
filed 1996-08-13
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                    or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 14,183,732 shares as of August 12, 1996.

                         GREAT FINANCIAL CORPORATION

                                 I N D E X


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

              Consolidated Balance Sheets                               3

              Consolidated Statements of Income                         4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

 Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations            12


PART II.      OTHER INFORMATION                                        20

SIGNATURES                                                             21

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         June 30,    December 31,
                                                           1996           1995
                                                        -----------  ------------
                                                               (unaudited)
Assets
     Cash and due from banks .........................  $   48,329    $   29,792
     Federal funds sold ..............................       4,000        54,375
     Available-for-sale securities, at fair value ....     618,083       461,330
     Mortgage loans held for sale ....................     162,762       144,163
     Loans receivable, net of allowance for loan
        losses of $13,031 (1996) and $11,821 (1995) ..   1,814,763     1,667,363
     Federal Home Loan Bank stock, at cost ...........      31,226        21,917
     Property and equipment ..........................      32,936        26,871
     Mortgage servicing rights .......................      34,249        35,751
     Other assets ....................................      61,744        44,694
                                                        -----------   -----------
Total assets .........................................  $2,808,092    $2,486,256
                                                        ===========   ===========

Liabilities
   Deposits:
     Non-interest bearing ............................  $  146,584    $  103,969
     Interest bearing ................................   1,616,972     1,354,892
                                                        -----------   -----------
       Total deposits ................................   1,763,556     1,458,861
   Borrowed funds ....................................     741,159       714,209
   Other liabilities .................................      28,536        26,076
                                                        -----------   -----------
       Total liabilities .............................   2,533,251     2,199,146
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     161,279       159,786
     Retained earnings - subject to restrictions .....     173,818       163,822
     Treasury stock, 2,347,518 shares (1996) and
        1,608,355 shares (1995), at cost .............     (46,891)      (28,230)
     Unearned ESOP shares ............................     (10,745)      (11,296)
     Unearned compensation - stock compensation plans       (3,708)       (4,359)
     Net unrealized appreciation on
       available-for-sale securities .................         923         7,222
                                                        -----------   -----------
        Total stockholders' equity ...................     274,841       287,110
                                                        -----------   -----------
Total liabilities and stockholders' equity ...........  $2,808,092    $2,486,256
                                                        ===========   ===========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                --------------------     --------------------
                                                   1996       1995          1996       1995
                                                ---------   --------     ---------   --------
                                                                 (unaudited)
Interest income
     Loans ...................................  $38,292     $31,892       $75,826    $61,471
     Securities ..............................    9,646       6,084        17,213     12,249
     Federal funds sold ......................      302         235           547        257
                                                --------    --------     ---------   --------
        Total interest income ................   48,240      38,211        93,586     73,977
                                                --------    --------     ---------   --------
Interest expense
     Deposits ................................   19,448      15,752        37,824     29,696
     Borrowed funds ..........................    9,850       7,753        18,942     14,430
                                                --------    --------     ---------   --------
        Total interest expense ...............   29,298      23,505        56,766     44,126
                                                --------    --------     ---------   --------

Net interest income ..........................   18,942      14,706        36,820     29,851

Provision for loan losses ....................      616         475         1,236      1,103
                                                --------    --------     ---------   --------

Net interest income after provision for loan
 losses ......................................   18,326      14,231        35,584     28,748
                                                --------    --------     ---------   --------

Non-interest income
     Servicing fee income ....................    6,744       6,831        13,760     12,887
     Amortization of mortgage servicing rights   (1,948)     (1,779)       (3,789)     (2,685)
     Gain on sale of mortgage loans ..........    1,889         861         3,402      1,217
     Gain on sale of mortgage servicing rights    1,240          52         1,303         52
     Gain (loss) on sale of securities .......     (270)        227           386        227
     Other ...................................    1,311         970         2,634      2,047
                                                --------    --------     ---------   --------
        Net non-interest income ..............    8,966       7,162        17,696     13,745
                                                --------    --------     ---------   --------
Non-interest expense
     Compensation and benefits ...............    8,243       6,582        16,025     12,935
     Office occupancy and equipment ..........    2,148       1,713         4,224      3,381
     Office supplies, postage and telephone ..    1,241       1,108         2,505      2,180
     Advertising and marketing ...............      882         552         1,834      1,277
     Federal deposit insurance premiums ......      862         672         1,688      1,343
     State tax on deposits ...................      393         321           767        649
     Other ...................................    3,298       2,404         6,103      4,334
                                                --------    --------     ---------   --------
        Total non-interest expense ...........   17,067      13,352        33,146     26,099
                                                --------    --------     ---------   --------

Income before income taxes ...................   10,225       8,041        20,134     16,394

Income tax expense ...........................    3,664       2,880         7,142      5,887
                                                --------    --------     ---------   --------

Net income ...................................  $ 6,561     $ 5,161       $12,992    $10,507
                                                ========    ========     =========   ========

Earnings per share                              $  0.46     $  0.35       $  0.90    $  0.69
                                                ========    ========     =========   ========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                     1996              1995
                                                  -----------       ----------
                                                           (unaudited)

Net cash used in operating activities .........    $  (4,907)        $(21,360)
                                                  -----------       ----------

Investing activities
    Purchases of securities ...................     (240,028)          (6,344)
    Maturities of securities ..................       62,756           22,822
    Principal collected on mortgage-backed
     securities ...............................       33,915           13,246
    Proceeds from sale of available-for-sale
     securities ...............................       33,884
    Proceeds from sale of mortgage servicing
     rights ...................................        1,375
    Proceeds from sale of property and
     equipment ................................           48
    Increase in loans receivable ..............      (22,060)        (161,179)
    Purchase of Lexington Federal Savings
     Bank, FSB, net of cash and cash
     equivalents acquired .....................      (30,363)
    Purchases of Federal Home Loan Bank stock .       (6,771)
    Purchases of property and equipment and
     other assets .............................       (5,174)          (1,234)
    Purchases of mortgage servicing rights ....          (51)         (13,004)
    Originations of mortgage servicing
     rights ...................................       (2,280)
    Proceeds from sale of real estate owned ...          610
                                                  -----------       ----------
        Net cash used in investing activities .     (174,139)        (145,693)
                                                  -----------       ----------

Financing activities
    Increase in deposits ......................      136,542          122,643
    Decrease in short-term borrowings .........      (39,543)         (22,957)
    Long-term advances from Federal Home Loan
     Bank .....................................       90,750          115,985
    Payments on long-term advances from Federal
     Home Loan Bank ...........................      (24,585)          (1,940)
    Increase in mortgage escrow funds .........        5,702            8,767
    Purchases of treasury stock ...............      (18,794)         (28,277)
    Exercise of stock options .................          100
    Dividends paid ............................       (2,964)          (2,640)
                                                  -----------       ----------
        Net cash provided by financing
         activities ...........................      147,208          191,581
                                                  -----------       ----------

Net increase (decrease) in cash and cash
 equivalents ..................................      (31,838)          24,528

Cash and cash equivalents, beginning of period        84,167           17,013
                                                  -----------       ----------

Cash and cash equivalents, end of period ......    $  52,329        $  41,541
                                                  ===========       ==========

Cash paid during the period for
    Interest ..................................    $  57,030        $  44,373
    Income taxes ..............................    $   5,640        $   3,941

Supplemental disclosure of noncash activities
    Additions to real estate acquired in
     settlement of loans .......................   $   1,506        $   1,556
    Accrual of purchase of mortgage servicing
     rights ....................................                    $   2,278
    Accrual of proceeds from sale of mortgage
     servicing rights ..........................   $   1,083



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

2.     SECURITIES

                                                                  June 30, 1996
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $ 98,623     $  215     $  (775)    $ 98,063
        Other debt securities ................      1,993         40                    2,033
                                                 ---------  ----------  ----------   ---------
         Total debt securities ..............     100,616        255        (775)     100,096
        Mortgage-backed securities ...........    515,703      4,712      (3,750)     516,665
        Equity securities ....................        344        980          (2)       1,322
                                                 ---------  ----------  ----------   ---------
       Total available-for-sale securities ...   $616,663     $5,947     $(4,527)    $618,083
                                                 =========  ==========  ==========   =========

                                       6

                                                              December 31, 1995
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $112,082     $   793     $ (100)    $112,775
        Other debt securities ................      2,077          34                   2,111
                                                 ---------  ----------  ----------   ---------
         Total debt securities ..............     114,159         827       (100)     114,886
        Mortgage-backed securities ...........    334,946       9,317       (171)     344,092
        Equity securities ....................      1,115       1,237                   2,352
                                                 ---------   ---------   ---------   ---------
       Total available-for-sale securities ....  $450,220     $11,381     $ (271)    $461,330
                                                 =========   =========   =========   =========


      Gross realized gains for the three and six months ended June 30, 1996 were $218,203 and $1,272,888, respectively. Gross realized losses for the same periods were $489,022 and $887,325, respectively. Gross realized gains for the three and six months ended June 30, 1995 were $226,684. There were no losses on securities for the first six months of 1995. In computing gains and losses, cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities.

3. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months              Six Months
                                                       Ended June 30,           Ended June 30,
                                                   ---------------------     ---------------------
                                                     1996         1995         1996         1995
                                                   --------     --------     --------     --------
                                                                    (in thousands)

       Balance, beginning of period .......         $12,214      $11,220      $11,821      $11,076
       Provision charged to income ........             616          475        1,236        1,103
       Charge-offs ........................            (321)        (527)        (564)      (1,051)
       Recoveries .........................              22            6           38           46
       Acquired in merger .................             500                       500
                                                   --------     --------     --------     --------
       Balance, end of period .............         $13,031      $11,174      $13,031      $11,174
                                                   ========     ========     ========     ========


4.     LOAN SERVICING

       The Company was servicing a portfolio consisting of 75,700 and 79,300 mortgage loans at June 30, 1996 and December 31, 1995, respectively, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                   June 30,     December 31,
                                                     1996           1995
                                                  ----------    ------------
                                                       (in thousands)
       GNMA ..............................        $2,974,657      $3,215,249
       FNMA ..............................         1,089,369       1,226,666
       FHLMC .............................           563,021         510,068
       Other investors ...................           259,761         215,567
                                                  ----------    ------------
       Total servicing portfolio .........        $4,886,808      $5,167,550
                                                  ==========    ============


       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA. At June 30, 1996 and December 31, 1995, the Company subserviced a total of 21,300 and 20,000 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $111,219,000 and $108,424,000, at June 30, 1996 and
       December 31, 1995,  respectively,  of which $101,528,000 and $86,554,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


   5.  BORROWED FUNDS

                                                     June 30, 1996       December 31, 1995
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Reverse repurchase agreements ........   $ 84,000     5.50%    $176,433     6.03%
         Advances from Federal Home Loan Bank .     60,200     5.77%       2,150     6.14%
         Borrowings under lines of credit .....    111,707     5.03%     116,875     5.27%
                                                  --------              --------
           Total short-term borrowings ........    255,907               295,458
                                                  --------              --------
       Long-term borrowings from Federal Home
        Loan Bank:
         Adjustable rate advances, interest
          based on Libor; 5.52% (1996) and
          6.00%(1995) .........................    150,000               100,000
         Fixed rate advances, 6.28% (1996)
          and 6.29% (1995) ....................    298,661               278,489
         Mortgage matched and other advances
          payable monthly through 2026 with
          interest rates from 3.38% to 8.05% ..     36,591                40,262
                                                  --------              --------
           Total long-term borrowings .........    485,252               418,751
                                                  --------              --------
       Total borrowed funds ...................   $741,159              $714,209
                                                  ========              ========



       Information concerning borrowings under reverse repurchase agreements is summarized as follows:

                                                       At or For the Three Months     At or For the Six Months
                                                             Ended June 30,                Ended June 30,
                                                       --------------------------    --------------------------
                                                          1996            1995          1996            1995
                                                       ----------      ----------    ----------      ----------
                                                                        (dollars in thousands)

       Average balance during the period ..........     $ 67,524       $191,797      $ 59,386        $136,364
       Average interest rate during the period ....         5.44%          6.13%         5.51%           6.13%
       Maximum month-end balance during the
        period ....................................     $111,741       $220,452      $111,741        $220,452
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................                                  $ 96,859        $138,251
          Fair value ..............................                                  $ 98,090        $141,149


       Mortgage-backed securities sold under reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company identical securities at the maturities of the agreements. The agreements at June 30, 1996 mature within one year.

6.     SEGMENT INFORMATION

       The schedules on pages 10 and 11 present information concerning the Company's operations which include two reportable segments: banking and mortgage banking businesses. The banking segment is composed of those operations involved in making loans held for investment, primarily on single family residences; investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment is made up of those operations involved in originating and purchasing residential mortgage loans for resale in the secondary mortgage market and in servicing loans for others. The Company's operations involved in purchasing delinquent FHA and VA loans have previously been classified within the banking segment. Since these loans are purchased from GNMA pools the Company services in its mortgage banking business and due to the unique servicing requirements of these loans, the Company determined that these operations are more properly classified within the mortgage banking segment and has so classified the applicable income and expense for the three and six months ended June 30, 1996 in the schedules which follows. The income and expense applicable to these operations for the three and six months ended June 30, 1995 have been reclassified to the mortgage banking segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of this business activity. Intersegment interest income and expense represent (i) interest on advances from the banking segment to the mortgage banking segment to fund the origination of loans computed at a rate tied to a short-term index and to fund the investment in mortgage servicing rights computed at a rate tied to a medium-term index, (ii) interest on custodial balances of the mortgage banking segment on deposit with the banking segment computed at a rate tied to a medium-term index, (iii) interest on advances from the Parent Company (in "other" segment) to the banking segment computed at a rate tied to a short-term index, and (iv) interest expense incurred by the banking segment on a loan from the Parent Company to the ESOP computed at 6%.

7.     ACQUISITION

       On June 7, 1996, the Company completed the acquisition of LFS Bancorp, Inc., parent company of Lexington Federal Savings Bank, FSB (Lexington Federal). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired bank prior to the acquisition date have not been included in the consolidated statements of income. Lexington Federal merged with Great Financial upon acquisition.

8.     RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                        Three Months Ended June 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   42,039    $   6,197    $      4                  $   48,240
    Intersegment                           3,261        2,144         252    $  (5,657)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     45,300        8,341         256       (5,657)        48,240
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                27,555        1,743                                  29,298
    Intersegment                           2,397        3,259           1       (5,657)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    29,952        5,002           1       (5,657)        29,298
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       15,348        3,339         255                      18,942
Provision for loan losses                   (616)                                                (616)
Non-interest income                          752       10,208         275       (2,269)         8,966
Non-interest expense                      (9,890)      (8,726)       (720)       2,269        (17,067)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $    5,594     $  4,821    $   (190)                 $   10,225
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,497,961     $368,822    $261,362     $(320,053)   $2,808,092
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      535     $    320    $      7                  $      862
                                      ===========   ==========  ==========  ============  ============


                                                         Three Months Ended June 30, 1995
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   33,332     $  4,876    $      3                  $   38,211
    Intersegment                           2,516        1,449         616    $  (4,581)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                     35,848        6,325         619       (4,581)        38,211
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                22,088        1,417                                  23,505
    Intersegment                           2,064        2,517                   (4,581)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    24,152        3,934                   (4,581)        23,505
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       11,696        2,391         619                      14,706
Provision for loan losses                   (475)                                                (475)
Non-interest income                        1,191        7,876         138       (2,043)         7,162
Non-interest expense                      (8,355)      (6,452)       (588)       2,043        (13,352)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $    4,057     $  3,815    $    169                  $    8,041
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $1,922,655     $253,468    $259,354    $(314,719)    $2,120,758
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      393     $    297                              $      690
                                      ===========   ==========  ==========  ============  ============


                                                          Six Months Ended June 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   81,613    $  11,966    $      7                  $   93,586
    Intersegment                           6,070        3,218         671     $  (9,959)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     87,683       15,184         678        (9,959)       93,586
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                53,231        3,535                                  56,766
    Intersegment                           3,890        6,068           1        (9,959)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    57,121        9,603           1        (9,959)       56,766
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       30,562        5,581         677                      36,820
Provision for loan losses                 (1,236)                                              (1,236)
Non-interest income                        2,578       19,007         492        (4,381)       17,696
Non-interest expense                     (19,248)     (17,021)     (1,258)        4,381       (33,146)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $   12,656     $  7,567    $    (89)                 $   20,134
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,497,961     $368,822    $261,362     $(320,053)   $2,808,092
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,043     $    635    $      9                  $    1,687
                                      ===========   ==========  ==========  ============  ============


                                                          Six Months Ended June 30, 1995
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   64,685     $  9,279    $     13                  $   73,977
    Intersegment                           4,766        2,819       1,494    $   (9,079)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                     69,451       12,098       1,507        (9,079)       73,977
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                41,359        2,767                                  44,126
    Intersegment                           4,313        4,766                    (9,079)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    45,672        7,533                    (9,079)       44,126
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       23,779        4,565       1,507                      29,851
Provision for loan losses                   (700)        (403)                                 (1,103)
Non-interest income                        2,258       15,178         288        (3,979)       13,745
Non-interest expense                     (16,884)     (11,874)     (1,320)        3,979       (26,099)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $    8,453     $  7,466    $    475                  $   16,394
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $1,922,655     $253,468    $259,354     $(314,719)   $2,120,758
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      756     $    589                              $    1,345
                                      ===========   ==========  ==========  ============  ============

                                       11


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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 TO DECEMBER 31, 1995

Assets increased $321.8 million during the first six months of 1996 to $2.8 billion. Contributing significantly to this increase was the acquisition of Lexington Federal, which was completed June 7, 1996. Total assets acquired from Lexington Federal were approximately $240 million, including $128.2 million in net loans receivable and $56.5 million in investment securities. Deposits acquired from Lexington Federal totaled $168.2 million. The following balance sheet comparisons include the effects of the acquisition of Lexington Federal.

Net loans receivable totaled $1.8 billion at June 30, 1996, increasing $147.4 million in the first six months of 1996. The Company continued to diversify its loan portfolio and enhance portfolio yield by building the percentage of consumer and commercial loans in the portfolio. The following table shows the composition of the loan portfolio at June 30, 1996 in comparison to December 31, 1995:

                                           Loan Portfolio Composition at
                                           -----------------------------
                                             June 30,       December 31,
                                               1996             1995
                                           ------------     ------------
Loan category:
    One-to-four family residential .....       75.7%            78.6%
    Multi-family residential ...........        8.0%             7.8%
    Commercial real estate .............        4.7%             3.6%
    Construction and land ..............        5.3%             5.1%
    Non-mortgage, primarily installment.        6.3%             4.9%
                                           ------------     ------------
                                              100.0%           100.0%
                                           ============     ============


The securities portfolio increased $156.8 million in the first six months of 1996 to a total of $618.1 million. This increase was primarily due to a $172.6 million increase in mortgage-backed securities, of which $37.2 million were acquired from Lexington Federal. Purchases of mortgage-backed securities were funded by borrowings from the Federal Home Loan Bank. The expected average lives of the purchased securities were closely matched to the related borrowings to enable the Company to grow without incurring significant interest rate risk.

Deposits increased $304.7 million or 21% during the first six months of 1996. Approximately $120 million of this increase was due to growth in retail deposits attracted through advertising, competitive deposit rates and increased retail sales efforts. The balance of the increase was due to the Lexington Federal acquisition and an increase in custodial account balances associated with the portfolio of loans serviced for others.

Borrowed funds increased $27.0 million during the first six months of 1996, with long-term FHLB advances increasing by $66.5 million and short-term borrowings decreasing $39.6 million. The Company increased long-term fixed and variable rate borrowings from the FHLB to fund purchases of mortgage-backed securities. Growth in deposits enabled the Company to decrease short-term borrowings.

Stockholders' equity totaled $274.8 million at June 30, 1996 or 9.8% of total assets, which was $12.3 million less than at year-end 1995. This decline in total equity was the net result of the Company purchasing 739,163 shares of its common stock at a cost of $18.7 million; after-tax net unrealized gains on available-for-sale securities decreasing by $6.3 million; dividends of $3.0 million; and earnings of $13.0 million for the six months ended June 30, 1996.

RESULTS OF OPERATIONS

Overview. The Company's net income of $6.6 million for the three months ended June 30, 1996 was $1.4 million or 27% greater than the second quarter of 1995.
For the six months ended June 30, 1996 net income of $13.0 million was 24% greater than the same period last year. These results were primarily due to increased net interest income and gains on sales of mortgage loans and mortgage servicing rights, partially offset by increased non-interest expense.

Net Interest Income. For the second quarter 1996, net interest income increased 29%, or $4.2 million versus the second quarter of 1995. This increase was primarily due to the growth in interest-earning assets and an increase in the net interest spread. Average interest-earning assets and average interest-bearing liabilities increased $489.7 million and $476.6 million, respectively, in the second quarter of 1996 versus the second quarter of 1995, resulting in a $3.0 million increase in net interest income. The average yield on interest-earning assets rose slightly from 7.91% in the second quarter of 1995, to 7.99% in the second quarter of 1996. The average cost of interest-bearing liabilities decreased from 5.75% in the 1995 second quarter to 5.56% in the second quarter of 1996. These average rate changes resulted in a $1.3 million increase in net interest income and an increase in the interest rate spread from 2.16% in the second quarter of 1995 to 2.43% in the 1996 second quarter. Net interest margin increased to 3.14% in the second quarter of 1996 from 3.04% in the second quarter of 1995.

Net interest income was up $7 million, or 23%, for the first six months of 1996 compared to the same period of 1995. Average interest-earning assets and average interest-bearing liabilities increased $454.8 million and $453.3 million, respectively, in the first half of 1996 versus the same period of 1995, resulting in a $5.3 million increase in net interest income. The average yield on interest-earning assets increased from 7.89% for the first six months of 1995 to 8.03% for the first six months of 1996. The average cost of interest-bearing liabilities remained almost constant at 5.58% for the first half of 1996 versus 5.59% for the first half of 1995. These rate changes resulted in a $1.7 million increase in net interest income and the interest rate spread increasing to 2.45% in 1996, up from 2.30% in 1995. Net interest margin declined slightly to 3.16% in the first half of 1996 from 3.18% in the same period last year.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the three and six month periods ended June 30,1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. Average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields and costs.

                                                              Three Months Ended June 30,
                                          ----------------------------------------------------------------
                                                       1996                                  1995
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (4)    Balance    Interest  Cost (4)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,867,216   $38,292    8.25%     $1,581,613   $31,892    8.09%
        Mortgage-backed securities .....     443,778     8,192    7.42%        267,865     4,987    7.47%
        Debt and equity securities .....      67,818     1,000    5.93%         55,379       803    5.82%
        Federal funds sold .............      23,032       302    5.27%         15,706       235    5.99%
        FHLB stock .....................      26,176       454    6.98%         17,782       294    6.63%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,428,020    48,240    7.99%      1,938,345    38,211    7.91%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     161,551                           113,891
                                          ----------                        ----------
        Total assets ...................  $2,589,571                        $2,052,236
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  130,477       998    3.08%     $  123,374       989    3.22%
        Interest-bearing demand deposit
          accounts .....................     109,520       964    3.54%         49,426       334    2.71%
        Money market accounts ..........     162,022     1,866    4.63%        112,809     1,403    4.99%
        Certificate accounts ...........   1,065,799    15,620    5.89%        867,634    13,026    6.02%
        Short-term borrowings ..........     187,765     2,844    6.09%        287,871     4,426    6.17%
        Long-term borrowings ...........     462,113     7,006    6.10%        199,935     3,327    6.67%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,117,696    29,298    5.56%      1,641,049    23,505    5.75%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     197,134                           136,748
                                          ----------                        ----------
        Total liabilities ..............   2,314,830                         1,777,797
   Stockholders' equity ................     274,741                           274,439
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,589,571                        $2,052,236
                                          ==========                        ==========
Net interest income / interest
  rate spread (2) ......................               $18,942    2.43%                  $14,706    2.16%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (3) .................  $  310,324              3.14%     $  297,296              3.04%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      114.65%                           118.12%
                                          ==========                        ==========

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

                                                                Six Months Ended June 30,
                                          ----------------------------------------------------------------
                                                       1996                              1995
                                          -------------------------------   ------------------------------
                                                                  Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (4)    Balance    Interest  Cost (4)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,836,984   $75,826    8.30%     $1,536,032   $61,471    8.07%
        Mortgage-backed securities .....     395,937    14,384    7.31%        268,599     9,991    7.50%
        Debt and equity securities .....      66,732     1,966    5.92%         59,404     1,679    5.70%
        Federal funds sold .............      20,647       547    5.33%          8,654       257    5.98%
        FHLB stock .....................      24,839       863    6.99%         17,622       579    6.63%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,345,139    93,586    8.03%      1,890,311    73,977    7.89%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     173,376                           112,336
                                          ----------                        ----------
        Total assets ...................  $2,518,515                        $2,002,647
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  127,893     1,954    3.07%     $  126,935     2,020    3.21%
        Interest-bearing demand deposit
          accounts .....................      97,277     1,586    3.28%         48,927       640    2.64%
        Money market accounts ..........     158,806     3,667    4.64%        110,146     2,641    4.84%
        Certificate accounts ...........   1,040,010    30,617    5.92%        850,757    24,395    5.78%
        Short-term borrowings ..........     178,678     5,437    6.12%        272,189     8,300    6.15%
        Long-term borrowings ...........     443,390    13,505    6.13%        183,843     6,130    6.72%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,046,054    56,766    5.58%      1,592,797    44,126    5.59%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     192,685                           129,985
                                          ----------                        ----------
        Total liabilities ..............   2,238,739                         1,722,782
   Stockholders' equity ................     279,776                           279,865
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,518,515                        $2,002,647
                                          ==========                        ==========
Net interest income / interest
  rate spread (2) ......................               $36,820    2.45%                  $29,851    2.30%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (3) .................  $  299,085              3.16%     $  297,514              3.18%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      114.62%                           118.68%
                                          ==========                        ==========

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

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                    1996 vs. 1995                        1996 vs. 1995
                                          -------------------------------      -------------------------------
                                             Increase (Decrease) Due to           Increase (Decrease) Due to
                                          -------------------------------      -------------------------------
                                            Volume      Rate       Total         Volume      Rate       Total
                                          ---------   --------   --------      ---------   --------   --------
                                                                     (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $5,768     $  632     $ 6,400       $12,532     $1,823     $14,355
     Mortgage-backed securities .........    3,239        (34)      3,205         4,652       (259)      4,393
     Debt and equity securities .........      182         15         197           219         68         287
     Federal funds sold .................       98        (31)         67           321        (31)        290
     FHLB stock .........................      143         17         160           251         33         284
                                           --------   --------   --------      ---------   --------   ---------

          Total .........................    9,430        599      10,029        17,975      1,634      19,609
                                           --------   --------   --------      ---------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................       54        (45)          9            16        (82)        (66)
     Demand deposit accounts ............      503        127         630           760        186         946
     Money market accounts ..............      571       (108)        463         1,139       (113)      1,026
     Certificate accounts ...............    2,882       (288)      2,594         5,611        611       6,222
     Short-term borrowings ..............   (1,525)       (57)     (1,582)       (2,816)       (47)     (2,863)
     Long-term borrowings ...............    3,986       (307)      3,679         7,958       (583)      7,375
                                           --------   --------   --------      ---------   --------   ---------
          Total .........................    6,471       (678)      5,793        12,668        (28)     12,640
                                           --------   --------   --------      ---------   --------   ---------

Net change in net interest income .......   $2,959     $1,277     $ 4,236       $ 5,307     $1,662     $ 6,969
                                           ========   ========   =========     =========   ========   =========


Provision for Loan Losses. The provision for loan losses was $616,000 or 0.13% (annualized) of average loans in the 1996 second quarter, compared to $475,000 or 0.12% of average loans in the second quarter last year. Net charge-offs decreased from $521,000 or 0.13% of average loans in the second quarter last year to $ 299,000 or 0.06% of average loans in this year's second quarter. The provision for loan losses for the six months ended June 30, 1996 was $1.2 million or 0.14% of average loans during the period, compared to $1.1 million or 0.14% of average loans for the same period last year. Net charge-offs decreased when comparing the two six-month periods, from $1.0 million or 0.13% of average loans last year to $526,000 or 0.06% of average loans this year.

Non-Interest Income. The increases in non-interest income of $1.8 million and $4.0 million for the three and six months ended June 30, 1996, respectively, in comparison to the same periods of 1995 were primarily attributable to increases in gains on sales of mortgage loans and mortgage servicing rights, partially offset by losses on sale of securities and increased amortization of mortgage servicing rights. Gain on sale of mortgage loans increased $1.0 million and $2.2 million for the three and six months ended June 30, 1996, respectively, versus the same periods of 1995. The continued favorable interest rate environment related to mortgage lending allowed the Company's mortgage banking business to originate a larger portion of loans for sale in the secondary market. Gain on sale of mortgage servicing rights increased $1.2 million for the first three and six months of 1996 compared to the same periods of 1995, due to a bulk sale of servicing rights related to approximately $103 million of mortgage loans. These servicing rights were sold to manage prepayment risk and take advantage of favorable market opportunities. The Company will consider possible future sales of servicing rights should market conditions for such sales remain favorable. The second quarter and year-to-date 1996 gains (loss) on sale of securities includes losses of $489,000 and $839,000, respectively, related to the Company's decision to discontinue retail trust operations. Gain on sale of securities for the first half of 1996 were the result of restructuring a portion of the Company's securities portfolio. The increased amortization of servicing rights of $169,000 and $1.1 million for the three and six months ended June 30, 1996, respectively, in comparison with 1995 were due to the effect of the acquisition of servicing rights on a $1.0 billion GNMA servicing portfolio on March 31, 1995 and the Company's implementation of Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Banking Activities," in July 1995, related to originated mortgage servicing rights. Increases in other non-interest income for the three and six months ended June 30, 1996 in comparison with the same periods of 1995 are primarily attributable to increases in service charges on retail banking products.

Non-Interest Expense. Non-interest expense for the three and six months ended June 30, 1996 increased $3.7 million and $7.0 million, respectively, in comparison to the same periods of 1995. While total non-interest expenses increased, expenses for both the second quarter and the year-to-date 1996 periods, as a percentage of average assets, were 2.65%, compared to 2.61% and 2.63% for the same periods of 1995, respectively. Operating expenses for the second quarter and year-to-date 1996 included expenses of First Federal, acquired in July 1995, of $770,000 and $1.6 million, respectively. Increases in compensation and benefits resulted primarily from a reduction in origination costs deferred in connection with the shift in origination of single family loans from portfolio production to secondary market production, as well as the cost of additional staff required to deliver and support an expanded line of retail banking and investment products. Office occupancy and equipment expense increased as a result of banking office construction and renovation initiated to enhance service to retail banking customers. The rise in other non-interest expense was largely due to increased costs associated with the $1.0 billion GNMA servicing portfolio acquired on March 31, 1995, and increased mortgage loan production for sale in the secondary market.

Income Tax Expense. Income tax expense of $3.7 million and $2.9 million for the three months ended June 30, 1996 and 1995, respectively, resulted in an effective income tax rate of 35.8% on income before taxes. For the six months ended June 30, 1996 and 1995, income tax expense resulted in effective income tax rates of 35.5% and 35.9%, respectively. The decrease in the year-to-date effective income tax rate, as of June 30, 1996 in comparison to June 30, 1995, is primarily due to income tax credits earned in connection with the Company's investment in low income housing partnerships as part of its community reinvestment activities.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                      June 30,    December 31,
                                                       1996          1995
                                                     ---------    ------------
                                                       (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................      $ 8,176       $  7,446
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................       79,975         88,852
    Other loans ................................        4,795          3,865
  Restructured loans ...........................        2,013          2,033
                                                     ---------     -----------
  Total non-performing loans ...................       94,959        102,196
Real estate owned ..............................        2,157          1,136
                                                     ---------     -----------
Total non-performing assets ....................      $97,116       $103,332
                                                     =========     ===========
Non-performing loans to total loans:
  Including FHA/VA loans .......................        4.68%         5.52%
  Excluding FHA/VA loans .......................        0.74%         0.72%
Non-performing assets to total assets:
  Including FHA/VA loans .......................        3.46%         4.16%
  Excluding FHA/VA loans .......................        0.61%         0.58%
Allowance for loan losses to total loans .......        0.64%         0.64%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................       13.72%        11.57%
  Excluding FHA/VA loans .......................       86.96%        88.59%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................       13.42%        11.44%
  Excluding FHA/VA loans .......................       76.02%        81.63%


Accruing FHA/VA loans which were contractually past due 90 days or more were purchased by the Company from GNMA pools it services. At June 30, 1996, the Company held in its portfolio $132.4 million of FHA/VA loans which were delinquent at the time of purchase. Such loans totaled $128.7 million at December 31, 1995. As a servicer of GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

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

Each of the Company's subsidiary banks is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For June 1996, each of the Company's subsidiary banks had liquidity and short-term liquidity ratios of at least 7.8% and 3.6%, respectively.

At June 30, 1996, the Company had outstanding commitments to originate for portfolio first mortgage loans totaling $60.3 million. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

The Company's subsidiary banks are each required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At June 30, 1996, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

PROPOSAL TO RECAPITALIZE THE SAVINGS ASSOCIATION INSURANCE FUND

During July 1995 hearings before the U. S. Senate Banking Committee regarding the Savings Association Insurance Fund (SAIF), a plan was proposed by several federal banking agencies to assess a special federal deposit insurance premium in an amount sufficient to fully capitalize the SAIF. The Company's share of such a special premium, if assessed at .75% of insured deposits as of June 30, 1996, would amount to approximately $13.2 million ($8.6 million net of income tax benefit). The proposed plan also provides that, once the SAIF is fully capitalized, regular federal deposit insurance rates applicable to SAIF deposits would be reduced to be initially equal to the rates applicable to Bank Insurance Fund (BIF) deposits. The Company is currently at a competitive disadvantage due to the deposit premium differential between SAIF- and BIF-insured institutions. A recent House Banking Committee compromise regarding the plan provides that, following enactment of the legislation and payment of the special assessment, BIF deposits would be assessed (in addition to their regular deposit insurance premiums) for the annual Financing Corporation (FICO) payment in each year of the three year period beginning January 1, 1997 equal to 1.27 basis points (.0127%), while SAIF deposits would be assessed 6.35 basis points (.0635%). Beginning January 1, 2000, until all FICO bonds are retired, the annual FICO payment would be shared pro rate by all insured depository institutions, currently estimated at 2.5 basis points (.025%). While many industry observers believe legislation to recapitalize the SAIF is likely to eventually pass, the likelihood of its passage this presidential election year cannot be determined.

MERGER OF GREAT FINANCIAL BANK AND FIRST FEDERAL SAVINGS BANK OF RICHMOND

In July 1996, the Company merged First Federal with Great Financial. The Company believes that the merger will result in efficiencies and enhance its ability to serve customers throughout the central Kentucky region.

                           GREAT FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION




Item 1.    Legal Proceedings

                  As a result of a regular compliance examination by the OTS, a regional office of the OTS has initially determined that the Bank's Truth in Lending Disclosures on certain adjustable rate mortgages were inaccurate and that certain unspecified reimbursements to borrowers be made. Under applicable law this decision is subject to further regulatory and judicial appeals. Management of the Bank believes the ultimate outcome of any proceedings will not have a material adverse effect on the financial condition or results of operations of the Bank or the Company.

Item 2.    Changes in Securities
                  None

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement regarding compution of per share earnings.

           (b) There have been no reports filed on Form 8-K during the quarterly period ended June 30, 1996.

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





                                                GREAT FINANCIAL CORPORATION
                                           -------------------------------------
                                                      (Registrant)


Date:  August 13, 1996           By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                       President and Chief Executive Officer


Date:  August 13, 1996           By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)