Form 10-Q
period 1996-09-30
GREAT FINANCIAL CORP
filed 1996-11-13
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                    or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 14,153,732 shares as of November 13, 1996.

                         GREAT FINANCIAL CORPORATION

                                 I N D E X


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

              Consolidated Balance Sheets                               3

              Consolidated Statements of Operations                     4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

 Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations            12


PART II.      OTHER INFORMATION                                        20

SIGNATURES                                                             21

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       September 30, December 31,
                                                           1996           1995
                                                        -----------  ------------
                                                        (unaudited)
Assets
     Cash and cash equivalents .......................  $   47,561    $   84,167
     Available-for-sale securities, at fair value ....     604,267       461,330
     Mortgage loans held for sale ....................     177,518       144,163
     Loans receivable, net of allowance for loan
        losses of $13,228 (1996) and $11,821 (1995) ..   1,842,008     1,667,363
     Federal Home Loan Bank stock, at cost ...........      31,775        21,917
     Property and equipment ..........................      34,103        26,871
     Mortgage servicing rights .......................      37,380        35,751
     Other assets ....................................      56,072        44,694
                                                        -----------   -----------
Total assets .........................................  $2,830,684    $2,486,256
                                                        ===========   ===========

Liabilities
   Deposits:
     Non-interest bearing ............................  $  130,312    $  103,969
     Interest bearing ................................   1,627,595     1,354,892
                                                        -----------   -----------
       Total deposits ................................   1,757,907     1,458,861
   Borrowed funds ....................................     759,609       714,209
   Other liabilities .................................      39,791        26,076
                                                        -----------   -----------
       Total liabilities .............................   2,557,307     2,199,146
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     161,752       159,786
     Retained earnings - subject to restrictions .....     171,852       163,822
     Treasury stock, 2,347,518 shares (1996) and
        1,608,355 shares (1995), at cost .............     (46,891)      (28,230)
     Unearned ESOP shares ............................     (10,470)      (11,296)
     Unearned compensation - stock compensation plans       (3,383)       (4,359)
     Net unrealized appreciation on
       available-for-sale securities .................         352         7,222
                                                        -----------   -----------
        Total stockholders' equity ...................     273,377       287,110
                                                        -----------   -----------
Total liabilities and stockholders' equity ...........  $2,830,684    $2,486,256
                                                        ===========   ===========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                 Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                --------------------     ---------------------
                                                   1996       1995          1996       1995
                                                ---------   --------     ---------   ---------
                                                                 (unaudited)
Interest income
     Loans ...................................  $40,746     $35,611      $116,572    $ 97,082
     Securities ..............................   11,408       6,400        28,621      18,649
     Other ...................................      134         192           681         449
                                                --------    --------     ---------   ---------
        Total interest income ................   52,288      42,203       145,874     116,180
                                                --------    --------     ---------   ---------
Interest expense
     Deposits ................................   21,597      17,654        59,421      47,350
     Borrowed funds ..........................   11,167       8,397        30,109      22,827
                                                --------    --------     ---------   ---------
        Total interest expense ...............   32,764      26,051        89,530      70,177
                                                --------    --------     ---------   ---------

Net interest income ..........................   19,524      16,152        56,344      46,003

Provision for loan losses ....................      675         575         1,911       1,678
                                                --------    --------     ---------   ---------

Net interest income after provision for loan
 losses ......................................   18,849      15,577        54,433      44,325
                                                --------    --------     ---------   ---------

Non-interest income
     Service fee income ......................    6,615       6,994        20,375      19,881
     Amortization of mortgage servicing rights   (1,958)     (1,891)       (5,747)     (4,576)
     Gain on sale of mortgage loans ..........    1,480       1,542         4,882       2,759
     Gain on sale of mortgage servicing rights    1,212         119         2,515         170
     Gain (loss) on sale of securities .......      (17)         (5)          369         221
     Other ...................................    1,891       1,031         4,525       3,080
                                                --------    --------     ---------   ---------
        Net non-interest income ..............    9,223       7,790        26,919      21,535
                                                --------    --------     ---------   ---------
Non-interest expense
     Compensation and benefits ...............    8,246       7,157        24,271      20,092
     Office occupancy and equipment ..........    2,516       1,806         6,740       5,186
     Office supplies, postage and telephone ..    1,319       1,108         3,824       3,288
     Advertising and marketing ...............      922         550         2,756       1,828
     Federal deposit insurance premiums ......   10,680         746        12,368       2,089
     State tax on deposits ...................      464         342         1,231         991
     Other ...................................    4,361       2,751        10,464       7,085
                                                --------    --------     ---------   ---------
        Total non-interest expense ...........   28,508      14,460        61,654      40,559
                                                --------    --------     ---------   ---------

Income (loss) before income taxes ............     (436)       8,907       19,698      25,301

Income tax expense (benefit)..................      (49)       3,194        7,093       9,081
                                                --------    --------     ---------   ---------

Net income (loss).............................  $  (387)     $ 5,713      $12,605    $ 16,220
                                                ========    ========     =========   =========

Earnings (loss) per share                       $ (0.03)     $  0.39        $0.88    $   1.07
                                                ========    ========     =========   =========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Nine Months Ended September 30,
                                                  ------------------------------
                                                      1996               1995
                                                  ------------       -----------
                                                           (unaudited)

Net cash used in operating activities .........    $  (1,636)        $(31,613)
                                                  -----------       ----------

Investing activities
    Purchases of available-for-sale securities      (289,726)         (41,372)
    Maturities of available-for-sale securities       71,756           26,322
    Principal collected on mortgage-backed
     securities ...............................       48,599           24,976
    Proceeds from sale of available-for-sale
     securities ...............................       71,684
    Proceeds from sale of mortgage servicing
     rights ...................................        2,610              170
    Proceeds from sale of property and
     equipment ................................          395
    Increase in loans receivable ..............      (48,791)        (200,560)
    Purchase of Lexington Federal Savings
     Bank, FSB, net of cash and cash
     equivalents acquired .....................      (30,363)
    Purchase of First Federal Savings Bank, FSB
     of Richmond, net of cash and cash
     equivalents acquired .....................                        (9,143)
    Purchases of Federal Home Loan Bank stock .       (6,771)
    Purchases of property and equipment and
     other assets .............................       (8,147)          (2,175)
    Purchases of mortgage servicing rights ....       (4,247)         (13,753)
    Originations of mortgage servicing
     rights ...................................       (3,225)            (712)
    Proceeds from sale of real estate owned ...          897
                                                  -----------       ----------
        Net cash used in investing activities .     (195,329)        (216,247)
                                                  -----------       ----------

Financing activities
    Increase in deposits ......................      130,892          160,316
    Increase (decrease) in short-term
     borrowings ...............................      (20,502)          18,518
    Long-term advances from Federal Home Loan
     Bank .....................................       90,750          115,985
    Payments on long-term advances from Federal
     Home Loan Bank ...........................      (25,176)          (2,566)
    Increase in mortgage escrow funds .........        7,631           11,359
    Purchases of treasury stock ...............      (18,793)         (28,277)
    Exercise of stock options .................          100               26
    Dividends paid ............................       (4,543)          (4,008)
                                                  -----------       ----------
        Net cash provided by financing
         activities ...........................      160,359          271,353
                                                  -----------       ----------

Net increase (decrease) in cash and cash
 equivalents ..................................      (36,606)          23,493

Cash and cash equivalents, beginning of period        84,167           17,013
                                                  -----------       ----------

Cash and cash equivalents, end of period ......    $  47,561        $  40,506
                                                  ===========       ==========

Cash paid during the period for
    Interest ..................................    $  89,306        $  71,138
    Income taxes ..............................    $   5,336        $   5,523

Supplemental disclosure of noncash activities
    Additions to real estate acquired in
     settlement of loans .......................   $   2,245        $   1,799
    Accrual of purchase of mortgage servicing
     rights ....................................                    $   1,528
    Accrual of proceeds from sale of mortgage
     servicing rights ..........................   $   1,083



                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Great Financial Corporation (Company) and its subsidiary Great Financial Bank, FSB (Bank). All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the
       instructions  to  Form  10-Q   and   Article  10   of   Regulation   S-X.
       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1995. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.     SECURITIES

                                                               September 30, 1996
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $ 75,123     $  309     $  (339)    $ 75,093
        Other debt securities ................      1,892         37                    1,929
                                                 ---------  ----------  ----------   ---------
         Total debt securities ..............      77,015        346        (339)      77,022
        Mortgage-backed securities ...........    526,435      3,771      (4,350)     525,856
        Equity securities ....................        275      1,119          (5)       1,389
                                                 ---------  ----------  ----------   ---------
       Total available-for-sale securities ...   $603,725     $5,236     $(4,694)    $604,267
                                                 =========  ==========  ==========   =========

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
                                                 =========   =========   =========   =========

      Gross realized gains for the three and nine months ended September 30, 1996 were $261,000 and $1,534,000, respectively. Gross realized losses for the same periods were $278,000 and $1,165,000, respectively. Gross realized gains for the nine months ended September 30, 1995 were $226,000. Gross realized losses for the three and nine months ended September 30, 1995 were $5,000. In computing gains and losses, cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities.

3. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months             Nine Months
                                                    Ended September 30,       Ended September 30,
                                                   ---------------------     ---------------------
                                                     1996         1995         1996         1995
                                                   --------     --------     --------     --------
                                                                    (in thousands)

       Balance, beginning of period .......        $13,031      $11,174      $11,821      $11,076
       Provision charged to income ........            675          575        1,911        1,678
       Charge-offs ........................           (493)        (315)      (1,057)      (1,366)
       Recoveries .........................             15           30           53           76
       Acquired in merger .................                         200          500          200
                                                   --------     --------     --------     --------
       Balance, end of period .............        $13,228      $11,664      $13,228      $11,664
                                                   ========     ========     ========     ========


4.     LOAN SERVICING

       The Company was  servicing  a portfolio  consisting  of 85,200 and 79,300 mortgage loans at September 30, 1996 and December 31, 1995, respectively, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                  September 30,    December 31,
                                                       1996            1995
                                                  -------------    ------------
                                                       (in thousands)
       GNMA ..............................         $3,297,937       $3,215,249
       FNMA ..............................            993,594        1,226,666
       FHLMC .............................            581,439          510,068
       Other investors ...................            277,095          215,567
                                                  -------------    ------------
       Total servicing portfolio .........         $5,150,065       $5,167,550
                                                  =============    ============


       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA. At September 30, 1996 and December 31, 1995, the Company subserviced a total of 9,200 and 20,000 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $111,781,000 and $108,424,000, at September 30, 1996 and December 31, 1995, respectively, of which $95,875,000 and $86,554,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


   5.  BORROWED FUNDS

                                                  September 30, 1996     December 31, 1995
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Reverse repurchase agreements ........   $103,700     5.49%    $176,433     6.03%
         Advances from Federal Home Loan Bank .     37,600     5.79%       2,150     6.14%
         Borrowings under lines of credit .....    133,656     5.42%     116,875     5.27%
                                                  --------              --------
           Total short-term borrowings ........    274,956               295,458
                                                  --------              --------
       Long-term borrowings from Federal Home
        Loan Bank:
         Adjustable rate advances, interest
          based on Libor; 5.59% (1996) and
          6.00%(1995) .........................    150,000               100,000
         Fixed rate advances, 6.27% (1996)
          and 6.29% (1995) ....................    298,579               278,489
         Mortgage matched and other advances
          payable monthly through 2026 with
          interest rates from 3.88% to 8.05% ..     36,074                40,262
                                                  --------              --------
           Total long-term borrowings .........    484,653               418,751
                                                  --------              --------
       Total borrowed funds ...................   $759,609              $714,209
                                                  ========              ========



       Information concerning borrowings under reverse repurchase agreements is summarized as follows:

                                                       At or For the Three Months    At or For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                       --------------------------    --------------------------
                                                          1996            1995          1996            1995
                                                       ----------      ----------    ----------      ----------
                                                                        (dollars in thousands)

       Average balance during the period ..........     $101,171       $147,595      $ 73,416        $140,149
       Average interest rate during the period ....         5.48%          5.93%         5.50%           6.06%
       Maximum month-end balance during the
        period ....................................     $140,341       $167,812      $140,341        $220,452
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................                                  $111,995        $161,081
          Fair value ..............................                                  $111,850        $164,565


       Mortgage-backed securities sold under reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company substantially identical securities at the maturities of the agreements. The agreements at September 30, 1996 mature within one year.

6.     SEGMENT INFORMATION

       The schedules on pages 10 and 11 present information concerning the Company's operations which include two reportable segments: banking and mortgage banking businesses. The banking segment is composed of those operations involved in making loans held for investment, investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment is made up of those operations involved in originating and purchasing residential mortgage loans for resale in the secondary mortgage market and in servicing loans for others. The Company's operations involved in purchasing delinquent FHA and VA loans have previously been classified within the banking segment. Since these loans are purchased from GNMA pools the Company services in its mortgage banking business and due to the unique servicing requirements of these loans, the Company determined that these operations are more properly classified within the mortgage banking segment and has so classified the applicable income and expense for the three and nine months ended September 30, 1996 in the schedules which follows. The income and expense applicable to these operations for the three and nine months ended September 30, 1995 have been reclassified to the mortgage banking segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of this business activity. Intersegment interest income and expense represent (i) interest on advances from the banking segment to the mortgage banking segment to fund the origination of loans computed at a rate tied to a short-term index and to fund the investment in mortgage servicing rights computed at a rate tied to a medium-term index, (ii) interest on custodial balances of the mortgage banking segment on deposit with the banking segment computed at a rate tied to a medium-term index, (iii) interest on advances from the Parent Company (in "other" segment) to the banking segment computed at a rate tied to a short-term index, and (iv) interest expense incurred by the banking segment on a loan from the Parent Company to the ESOP computed at 6%.

7.     ACQUISITION

       On June 7, 1996, the Company completed the acquisition of LFS Bancorp, Inc., parent company of Lexington Federal Savings Bank, FSB (Lexington Federal). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired bank prior to the acquisition date have not been included in the consolidated statements of income. Lexington Federal merged with the Bank upon acquisition.

8.     RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                    Three Months Ended September 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   45,915    $   6,371    $      2                  $   52,288
    Intersegment                           3,332        2,180         430    $  (5,942)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     49,247        8,551         432       (5,942)        52,288
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                30,881        1,883                                  32,764
    Intersegment                           2,610        3,332                   (5,942)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    33,491        5,215                   (5,942)        32,764
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       15,756        3,336         432                      19,524
Provision for loan losses                   (675)                                                (675)
Non-interest income                        1,392        9,833         379       (2,381)         9,223
Non-interest expense                     (20,647)      (9,540)       (702)       2,381        (28,508)
                                      -----------   ----------  ----------  ------------  ------------
Income (loss) before income taxes     $   (4,174)    $  3,629    $    109                  $     (436)
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,495,634     $381,326    $261,024    $(307,300)    $2,830,684
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      533     $    331    $      7                  $      871
                                      ===========   ==========  ==========  ============  ============


                                                    Three Months Ended September 30, 1995
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   36,404     $  5,798    $      1                  $   42,203
    Intersegment                           3,269        1,637         310    $  (5,216)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                     39,673        7,435         311       (5,216)        42,203
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                24,555        1,496                                  26,051
    Intersegment                           1,947        3,269                   (5,216)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    26,502        4,765                   (5,216)        26,051
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       13,171        2,670         311                      16,152
Provision for loan losses                   (575)                                                (575)
Non-interest income                        1,252        8,743          59       (2,264)         7,790
Non-interest expense                      (8,411)      (7,765)       (548)       2,264        (14,460)
                                      -----------   ----------  ----------  ------------  ------------
Income (loss) before income taxes     $    5,437     $  3,648    $   (178)                  $   8,907
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,099,568     $277,749    $259,278    $(315,642)    $2,320,953
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      414     $    303                              $      717
                                      ===========   ==========  ==========  ============  ============


SEGMENT INFORMATION

                                                     Nine Months Ended September 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $  127,528    $  18,337    $      9                  $  145,874
    Intersegment                           9,402        5,398       1,101     $ (15,901)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                    136,930       23,735       1,110       (15,901)      145,874
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                84,112        5,418                                  89,530
    Intersegment                           6,500        9,400           1       (15,901)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    90,612       14,818           1       (15,901)       89,530
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       46,318        8,917       1,109                      56,344
Provision for loan losses                 (1,911)                                              (1,911)
Non-interest income                        3,970       28,840         871        (6,762)       26,919
Non-interest expense                     (39,895)     (26,561)     (1,960)        6,762       (61,654)
                                      -----------   ----------  ----------  ------------  ------------
Income (loss) before income taxes     $    8,482     $ 11,196    $     20                  $   19,698
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,495,634     $381,326    $261,024     $(307,300)   $2,830,684
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,576     $    966    $     16                  $    2,558
                                      ===========   ==========  ==========  ============  ============


                                                     Nine Months Ended September 30, 1995
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $  101,089     $ 15,077    $     14                  $  116,180
    Intersegment                           8,035        4,456       1,804    $  (14,295)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                    109,124       19,533       1,818       (14,295)      116,180
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                65,914        4,263                                  70,177
    Intersegment                           6,260        8,035                   (14,295)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    72,174       12,298                   (14,295)       70,177
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       36,950        7,235       1,818                      46,003
Provision for loan losses                 (1,275)        (403)                                 (1,678)
Non-interest income                        3,510       23,921         347        (6,243)       21,535
Non-interest expense                     (25,295)     (19,639)     (1,868)        6,243       (40,559)
                                      -----------   ----------  ----------  ------------  ------------
Income (loss) before income taxes     $   13,890     $ 11,114    $    297                  $   25,301
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,099,568     $277,749    $259,278     $(315,642)   $2,320,953
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,170     $    892                              $    2,062
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

Any forward-looking statements included in this report or in any report included by reference, which reflect management's best judgement based on factors known, involve risks and uncertainties, including but not limited to those discussed above. Actual results could differ materially from those expressed or implied.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 TO DECEMBER 31, 1995

Assets increased 13.9% or $344.4 million during the first nine months of 1996 to $2.8 billion. Contributing significantly to this increase was the acquisition of Lexington Federal, which was completed in the second quarter of 1996. Total assets acquired from Lexington Federal were approximately $240 million.

Net loans receivable totaled $1.8 billion at September 30, 1996, increasing 10.5% in the first nine months of 1996. While the Company continues to focus on its one-to-four family residential mortgage lending business, it also is diversifying its loan portfolio by pursuing both commercial and consumer loans. Commercial mortgage loans increased 45.1% during the first nine months of 1996 and consumer loans increased 46.4%. The following table shows the composition of the loan portfolio at September 30, 1996 in comparison to December 31, 1995:


                                           Loan Portfolio Composition at
                                           -----------------------------
                                           September 30,    December 31,
                                               1996             1995
                                           -------------    ------------
Loan category:
    One-to-four family residential .....       73.5%            78.6%
    Multi-family residential ...........        8.2%             7.8%
    Commercial real estate .............        5.4%             3.6%
    Construction and land ..............        6.0%             5.1%
    Non-mortgage, primarily installment.        6.9%             4.9%
                                           -------------    ------------
                                              100.0%           100.0%
                                           =============    ============


During the first nine months of 1996, the Company repositioned its securities portfolio, replacing lower yielding debt and equity securities with higher yielding mortgage-backed securities. The Company also purchased mortgage-backed securities funded by borrowings from the Federal Home Loan Bank. The leveraged purchases were structured to grow the Company without incurring significant interest rate risk. Mortgage-backed securities increased 52.8% during the first nine months of 1996 and debt and equity securities decreased 33.0%. In total the securities portfolio increased 31.0% or $143 million during the first nine months of 1996.

Deposits increase $299.0 million or 20.5 during the first nine months of 1996. Approximately $122 million of this increase was due to growth in retail deposits attracted through advertising, competitive deposit rates and increased retail sales efforts. The balance of the increase was due to deposits acquired from Lexington Federal totaling $168.2 million and an increase in custodial account balances associated with the portfolio of loans serviced for others.

Borrowed funds increased $45.4 million during the first nine months of 1996, with long-term FHLB advances increasing by $65.9 million and short-term borrowings decreasing $20.5 million. The Company increased long-term fixed and variable rate borrowings from the FHLB to fund purchases of mortgage-backed securities. Growth in deposits enabled the Company to decrease short-term borrowings.

Stockholders' equity totaled $273.4 million at September 30, 1996 or 9.7% of total assets, which was $13.7 million less than at year-end 1995. This decline in total equity was primarily the net result of the Company purchasing 739,163 shares of its common stock at a cost of $18.7 million; after-tax net unrealized gains on available-for-sale securities decreasing by $6.9 million; dividends of $4.5 million; and earnings of $12.6 million for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

Overview. The Company reported a net loss of $387,000 for the three months ended September 30, 1996, as compared to net income of $5.7 million for the third quarter of 1995. For the nine months ended September 30, 1996, net income totaled $12.6 million, down from net income of $16.2 million for the same period last year. The third quarter loss resulted primarily from a charge of $9.7 million ($6.3 million, net of income tax benefit), taken in response to the Deposit Insurance Funds Act of 1996 passed by Congress and signed into law by the President on September 30, 1996. This legislation includes provisions designed to recapitalize the Savings Association Insurance Fund (SAIF) and requires all insured savings institutions to pay a special assessment of 65.7 cents for every $100 (0.657%) of applicable deposits held as of March 31, 1995. The Company anticipates that, as a result of the recapitalization of SAIF, federal deposit insurance rates will be reduced by approximately 70% effective January 1, 1997, thus enhancing future earnings.

Net Interest Income. For the third quarter of 1996, net interest income increased 20.9%, or $3.4 million versus the third quarter of 1995. This increase was primarily due to the growth in the Company's balance sheet and an increase in the interest rate spread. Average interest-earning assets and average interest-bearing liabilities increased $511.2 million and $539.0 million, respectively, in the third quarter of 1996 versus the third quarter of 1995, resulting in a $2.3 million increase in net interest income. These average balance increases were the result of growth from normal business operations and the acquisition of Lexington Federal in the second quarter of 1996. The average yield on interest-earning assets rose slightly from 7.85% in the third quarter of 1995, to 7.87% in the third quarter of 1996. The average cost of interest-bearing liabilities decreased from 5.70% in the 1995 third quarter to 5.54% in the third quarter of 1996, primarily due to a shift to shorter maturity certificate accounts with lower interest rates. These average rate changes resulted in a $1.1 million increase in net interest income and an increase in the interest rate spread from 2.15% in the third quarter of 1995 to 2.33% in the 1996 third quarter. Net interest margin decreased to 2.94% in the third quarter of 1996 from 3.01% in the third quarter of 1995.

Net interest income was up $10.3 million, or 22.5%, for the first nine months of 1996 compared to the same period of 1995. Average interest-earning assets and average interest-bearing liabilities increased $473.5 million and $481.8 million, respectively, in the first nine months of 1996 versus the same period of 1995, resulting in a $7.6 million increase in net interest income. These average balance increases were the result of growth from normal business operations and the acquisitions of First Federal Savings Bank of Richmond (First Federal) in the third quarter of 1995, and Lexington Federal in the second quarter of 1996. The average yield on interest-earning assets increased from 7.88% for the first nine months of 1995 to 7.97% for the first nine months of 1996. This increase was the result of an increase in higher yielding commercial mortgage and consumer loans, partially off-set by an increase in lower yielding adjustable rate mortgage-backed securities. The average cost of interest-bearing liabilities decreased from 5.63% for the first nine months of 1995 to 5.57% for the first nine months of 1996 primarily due to an increase in long-term borrowings with lower adjustable interest rates. These rate changes resulted in a $2.7 million increase in net interest income and the interest rate spread increasing to 2.40% in 1996, up from 2.25% in 1995. Net interest margin declined to 3.08% in the first nine months of 1996 from 3.12% in the same period last year primarily due to the effect of the stock repurchase plan on average interest-earning assets.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. Average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields and costs.

                                                          Three Months Ended September 30,
                                          ----------------------------------------------------------------
                                                       1996                                  1995
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (4)    Balance    Interest  Cost (4)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,998,099   $40,746    8.11%     $1,762,909   $35,611    8.01%
        Mortgage-backed securities .....     522,299     9,524    7.25%        277,192     5,160    7.39%
        Debt and equity securities .....      80,704     1,335    6.58%         60,040       909    6.01%
        Federal funds sold .............       7,708       103    5.29%         13,377       192    5.69%
        Interest-bearing deposits with
          banks ........................       3,485        31    3.51%
        FHLB stock .....................      31,220       549    7.00%         18,776       331    6.99%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,643,515    52,288    7.87%      2,132,294    42,203    7.85%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     174,269                           122,635
                                          ----------                        ----------
        Total assets ...................  $2,817,784                        $2,254,929
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  139,744     1,107    3.15%     $  131,366     1,052    3.18%
        Interest-bearing demand deposit
          accounts .....................     138,081     1,308    3.77%         56,809       356    2.49%
        Money market accounts ..........     185,905     2,259    4.83%        133,514     1,618    4.81%
        Certificate accounts ...........   1,154,548    16,923    5.83%        956,605    14,628    6.07%
        Short-term borrowings ..........     247,726     3,765    6.05%        248,347     3,772    6.03%
        Long-term borrowings ...........     484,867     7,402    6.07%        285,186     4,625    6.43%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,350,871    32,764    5.54%      1,811,827    26,051    5.70%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     192,372                           169,897
                                          ----------                        ----------
        Total liabilities ..............   2,543,243                         1,981,724
   Stockholders' equity ................     274,541                           273,205
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,817,784                        $2,254,929
                                          ==========                        ==========
Net interest income / interest
  rate spread (2) ......................               $19,524    2.33%                  $16,152    2.15%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (3) .................  $  292,644              2.94%     $  320,467              3.01%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      112.45%                           117.69%
                                          ==========                        ==========

---------------

(1)  Loans receivable, net include loans held for sale.
(2) Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
(4) For purposes of calculating these figures, all interest income and interest costs are annualized.

                                                            Nine Months Ended September 30,
                                          ----------------------------------------------------------------
                                                       1996                              1995
                                          -------------------------------   ------------------------------
                                                                  Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (4)    Balance    Interest  Cost (4)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,891,081  $116,572    8.23%     $1,612,489  $ 97,082    8.05%
        Mortgage-backed securities .....     438,365    23,908    7.29%        271,495    15,151    7.46%
        Debt and equity securities .....      71,423     3,300    6.17%         59,618     2,588    5.80%
        Federal funds sold .............      16,302       650    5.32%         10,246       449    5.85%
        Interest-bearing deposits with
          banks.........................       1,170        31    3.51%
        FHLB stock .....................      26,982     1,413    7.00%         18,011       910    6.76%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,445,323   145,874    7.97%      1,971,859   116,180    7.88%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     163,942                           119,890
                                          ----------                        ----------
        Total assets ...................  $2,609,265                        $2,091,749
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  131,873     3,061    3.10%     $  128,428     3,072    3.20%
        Interest-bearing demand deposit
          accounts .....................     110,978     2,894    3.48%         51,583       996    2.58%
        Money market accounts ..........     167,905     5,927    4.72%        118,021     4,259    4.82%
        Certificate accounts ...........   1,078,468    47,539    5.89%        886,427    39,023    5.89%
        Short-term borrowings ..........     201,862     9,202    6.09%        264,154    12,071    6.11%
        Long-term borrowings ...........     457,316    20,907    6.11%        217,995    10,756    6.60%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,148,402    89,530    5.57%      1,666,608    70,177    5.63%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     182,687                           147,045
                                          ----------                        ----------
        Total liabilities ..............   2,331,089                         1,813,653
   Stockholders' equity ................     278,176                           278,096
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,609,265                        $2,091,749
                                          ==========                        ==========
Net interest income / interest
  rate spread (2) ......................               $56,344    2.40%                  $46,003    2.25%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (3) .................  $  296,921              3.08%     $  305,251              3.12%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      113.82%                           118.32%
                                          ==========                        ==========

---------------

(1)  Loans receivable, net include loans held for sale.
(2) Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
(4) For purposes of calculating these figures, all interest income and interest costs are annualized.

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

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                    1996 vs. 1995                        1996 vs. 1995
                                          -------------------------------      -------------------------------
                                             Increase (Decrease) Due to           Increase (Decrease) Due to
                                          -------------------------------      -------------------------------
                                            Volume      Rate       Total         Volume      Rate       Total
                                          ---------   --------   --------      ---------   --------   --------
                                                                     (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $4,696     $  439     $ 5,135       $17,257     $2,233     $19,490
     Mortgage-backed securities .........    4,463        (99)      4,364         9,110       (353)      8,757
     Debt and equity securities .........      334         92         426           539        173         712
     Federal funds sold .................      (76)       (13)        (89)          245        (44)        201
     Interest-bearing deposits with banks       16         15          31            16         15          31
     FHLB stock .........................      217          1         218           470         33         503
                                           --------   --------   --------      ---------   --------   ---------
          Total .........................    9,650        435      10,085        27,637      2,057      29,694
                                           --------   --------   --------      ---------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................       65        (10)         55            84        (95)        (11)
     Demand deposit accounts ............      700        252         952         1,457        441       1,898
     Money market accounts ..............      634          7         641         1,758        (90)      1,668
     Certificate accounts ...............    2,896       (601)      2,295         8,516          0       8,516
     Short-term borrowings ..............      (14)         7          (7)       (2,830)       (39)     (2,869)
     Long-term borrowings ...............    3,049       (272)      2,777        11,005       (854)     10,151
                                           --------   --------   --------      ---------   --------   ---------
          Total .........................    7,330       (617)      6,713        19,990       (637)     19,353
                                           --------   --------   --------      ---------   --------   ---------

Net change in net interest income .......   $2,320     $1,052     $ 3,372       $ 7,647     $2,694     $10,341
                                           ========   ========   =========     =========   ========   =========


Provision for Loan Losses. The provision for loan losses was $675,000 or 0.13% (annualized) of average loans in the 1996 third quarter, compared to $575,000 or 0.13% of average loans in the third quarter last year. Net charge-offs increased from $285,000 or 0.06% of average loans in the third quarter last year to $478,000 or 0.10% of average loans in this year's third quarter. The provision for loan losses for the nine months ended September 30, 1996 was $1.9 million or 0.13% of average loans during the period, compared to $1.7 million or 0.14% of average loans for the same period last year. Net charge-offs decreased when comparing the two nine-month periods, from $1.3 million or 0.11% of average loans last year to $1.0 million or 0.07% of average loans this year.

Non-Interest Income. For the three months ended September 30, 1996, non-interest income increased 18.4% or $1.4 million in comparison to the same period last year. This increase was substantially due to an increase of $1.1 million in gain on sale of mortgage servicing rights. The increase in non-interest income of 25.0% or $5.4 million for the nine months ended September 30, 1996 in comparison to the same period last year, was primarily due to increases in gains on sales of mortgage loans and mortgage servicing rights, partially offset by an increase in amortization of mortgage servicing rights. Gain on sale of mortgage loans increased $2.1 million for the first nine months of 1996 over the first nine months of 1995. The current favorable interest rate environment related to mortgage lending allowed the Company's mortgage banking business to originate a larger portion of loans for sale in the secondary market. Gain on sale of mortgage servicing rights increased $2.3 million for the first nine months of 1996 compared to the same period of 1995, due to bulk sales of servicing rights related to approximately $194 million of mortgage loans. The Company actively manages interest rate prepayment risk inherent in its mortgage banking business by periodically selling mortgage servicing rights. The increased amortization of servicing rights of $1.2 million for the nine months ended September 30, 1996, in comparison with 1995, was due to the effect of the acquisition of servicing rights on a $1.0 billion GNMA servicing portfolio on March 31, 1995 and the Company's implementation of Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Banking Activities," in July 1995, related to originated mortgage servicing rights. Increases in other non-interest income for the three and nine months ended September 30, 1996 in comparison with the same periods of 1995 are primarily due to increases in service charges attributable to growth in transaction accounts.

Non-Interest Expense. Non-interest expense for the three and nine months ended September 30, 1996 increased $14.0 million and $21.1 million, respectively, in comparison to the same periods of 1995. These significant increases were primarily due to the special insurance premium assessed to recapitalize SAIF. The Company's assessment, based on applicable deposits, was $9.7 million. Without this one-time charge, non-interest expense as a percentage of average assets was 2.66% for the three and nine months ended September 30, 1996, compared to 2.54% and 2.59% for the three months and nine months ended September 30, 1995, respectively, indicating that operating expenses are increasing proportionate to the Company's growth which include the acquisitions of First Federal and Lexington Federal. Increases in compensation and benefits resulted primarily from a reduction in origination costs deferred in connection with the shift in origination of single family loans from portfolio production to secondary market production, as well as the cost of additional staff required to deliver and support an expanded line of retail banking and investment products. Office occupancy and equipment expense increased as a result of banking office construction and renovation initiated to enhance service to retail banking customers. The rise in other non-interest expense was primarily due to (i) a provision of $1.5 million recorded in the third quarter of 1996 for possible reimbursement to borrowers based on the Office of Thrift Supervision's (OTS) determination that Truth-in-Lending disclosures on certain adjustable rate mortgages were inaccurate, (see Part II. Other Information, Item 1. Legal Proceedings) and (ii) increased expenses related to increased payoffs of serviced loans and increased costs associated with an increase in the number of defaulted FHA/VA loans being serviced.

Income Tax Expense. Income tax expense for the nine months ended September 30, 1996 and 1995, resulted in effective income tax rates of 36.0% and 35.9%, respectively.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                     September 30,    December 31,
                                                          1996            1995
                                                     -------------    ------------
                                                       (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................       $ 7,322        $  7,446
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................        74,282           88,852
    Other loans ................................         5,380            3,865
  Restructured loans ...........................         2,003            2,033
                                                      ---------       -----------
  Total non-performing loans ...................        88,987          102,196
Real estate owned ..............................         2,521            1,136
                                                      ---------       -----------
Total non-performing assets ....................       $91,508         $103,332
                                                      =========       ===========
Non-performing loans to total loans:
  Including FHA/VA loans .......................         4.28%           5.52%
  Excluding FHA/VA loans .......................         0.71%           0.72%
Non-performing assets to total assets:
  Including FHA/VA loans .......................         3.23%           4.16%
  Excluding FHA/VA loans .......................         0.61%           0.58%
Allowance for loan losses to total loans .......         0.64%           0.64%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................        14.87%          11.57%
  Excluding FHA/VA loans .......................        89.96%          88.59%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................        14.46%          11.44%
  Excluding FHA/VA loans .......................        76.79%          81.63%


Certain accruing FHA/VA loans which are contractually past due 90 days or more are purchased by the Company from GNMA pools it services. The Company also purchases portfolios of insured FHA and guaranteed VA loans, most of which are 90 days or more past due, from third parties. At September 30, 1996, the Company held in its portfolio $129.6 million of FHA/VA loans most of which were delinquent at the time of purchase. Such loans totaled $128.7 million at December 31, 1995.

As a servicer of GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans from the pools, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

The FHA/VA loans acquired from third parties are purchased at a discount adequate to compensate the Company for the credit and interest rate risks associated with their purchase. The Company purchased $4.5 million of insured FHA and guaranteed VA loans from third parties during the first nine months of 1996.

The Company also has certain impaired loans. The Company has defined impaired loans as commercial loans classified as substandard, doubtful, or loss, as defined by OTS regulations. Impaired loans, net of related allowance, decreased from $7.1 million at December 31, 1995, to $6.7 million at September 30, 1996.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For September 1996, the Bank had liquidity and short-term liquidity ratios of 5.7% and 3.0%, respectively.

At September 30, 1996, the Company had outstanding commitments to originate for portfolio first mortgage loans totaling $54.4 million. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At September 30, 1996, the Bank had tangible capital of 8.1% of tangible assets, core capital of 8.1% of adjusted tangible assets, and risk-based capital of 18.1% of risk-weighted assets.

                           GREAT FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION




Item 1.    Legal Proceedings

                  A regular compliance examination by the OTS raised questions about the accuracy of the Bank's Truth-in-Lending (TIL) disclosures on certain adjustable rate mortgages. The TIL disclosure errors were brought about as a result of problems incurred in the use of certain computer programs for the calculation of the disclosures. Under applicable federal law, in certain circumstances, the fact that improper truth-in-lending disclosures were generated as a result of errors in a computer program may provide a defense. However, the OTS regional compliance director has rejected the Bank's computer error defense. As a result of that rejection, the Bank investigated the extent of the restitution which could be required under applicable law and determined that the most probable recovery in the event that the computer error and other defenses are unsuccessful (along with related attorney fees) is $1.5 million. Management intends to aggressively assert available defenses to this proceeding and to attempt to minimize any damage award. In addition to current cash payments, the Bank would also be responsible in certain circumstances for reducing future mortgage interest payments on affected loans, a result of which would be reduced earnings for the Bank. Management does not believe that future interest payment reductions would have a material adverse affect on the financial condition or results of operations of the Bank or the Company.

                  Except as discussed above, the Company and it subsidiary are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


Item 2.    Changes in Securities
                  None

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement regarding compution of per share earnings.

           (b) There have been no reports filed on Form 8-K during the quarterly period ended September 30, 1996.

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





                                                GREAT FINANCIAL CORPORATION
                                           -------------------------------------
                                                      (Registrant)


Date:  November 13, 1996         By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                       President and Chief Executive Officer


Date:  November 13, 1996         By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)