Form 10-K
period 1996-12-31
GREAT FINANCIAL CORP
filed 1997-03-28
CIK 916484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from      to

                         Commission file number 0-23122

                           GREAT FINANCIAL CORPORATION
             (exact name of registrant as specified in its charter)

                  Delaware                             61-1251805
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                329 W. Main St.
                19th Floor
                Louisville, Kentucky                     40202
     (Address of principal executive offices)         (Zip Code)

                Registrant's telephone number: (502) 562-6000

     Securities registered pursuant to Section 12 (b) of the Act:
                                      None
     Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing
requirements for the past 90 days. Yes [ X ] No [   ]

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the registrant as of March 5, 1997 was $419,845,388. The number of shares outstanding of the Registrant's Common Stock as of March 5, 1997 was 14,021,732.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

         DOCUMENT                               FORM 10-K

(1) Annual report to security holders for       Part I, II
      the year ended December 31, 1996
(2) Proxy statement for the annual              Part III
      meeting of shareholders to be
      held on April 23, 1997

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Great Financial Corporation (Company) was incorporated under the laws of Delaware in December 1993 to become a savings and loan holding company, with Great Financial Bank, FSB (Bank), a federally chartered stock savings bank, as its sole first tier subsidiary. In March, 1994 the Company acquired all of the capital stock of the Bank issued upon the Bank's conversion from mutual to stock form. In July 1995 the Company acquired First Federal Savings Bank of Richmond
(FFSB). FFSB merged with the Bank in July 1996. In June 1996 the Company acquired Lexington Federal Savings Bank (LFSB). LFSB merged with the Bank upon acquisition. The Company currently engages in no significant business activities other than those conducted through the Bank and the Bank's subsidiaries. The Company is the largest (based on total assets of its subsidiaries) independently owned financial institution headquartered in Kentucky.

         The Bank's principal business is attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, loan and investment principal repayments, and borrowings, in one-to-four family, owner-occupied, residential mortgage loans, multi-family, commercial real estate, construction and land loans, commercial business loans and consumer loans. In addition, the Bank invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities and other investments permitted by federal laws and regulations. The Bank originates and purchases loans for investment and for sale. The Bank's revenue is derived principally from interest and fees on loans, mortgage loan servicing and subservicing activities, interest and dividends on its investments and mortgage-backed securities and mortgage banking activities. The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans and, to a lesser extent, Federal Home Loan Bank (FHLB) advances and other borrowed funds.

MARKET AREA AND COMPETITION

         The Bank is a community-oriented savings bank which offers its customers a full range of retail products and services, as well as commercial loan and mortgage loan products. The Bank's deposit gathering, consumer lending, and a major portion of its retail lending markets are concentrated in the communities surrounding its forty-five full service offices. The Bank's retail lending activities primarily are concentrated in the three major markets of Kentucky--Louisville metropolitan area, Owensboro metropolitan area and Central Kentucky. The Bank also markets retail lending products nationwide through telemarketing. The Bank conducts retail mortgage lending activities under the names Great Financial Mortgage and Lincoln Service Mortgage through retail production offices located in Louisville, Owensboro, Paducah and Lexington, Kentucky.

         Approximately 67% of the Bank's deposits are in branches located in the Louisville metropolitan area (including a new office in New Albany, Indiana) while 21% are located in the Owensboro metropolitan area and Western Kentucky and 12% in Central Kentucky. With the acquisition of LFSB in June 1996, the Bank's presence in Central Kentucky increased to 11 branch locations and approximately $400 million in deposits.

         The Kentucky economy is characterized by a relatively high concentration of employment in the manufacturing and agricultural sectors. Kentucky's economic performance typically mirrors the national economy and shows moderate economic fluctuations. The Bank's three principal metropolitan markets in Kentucky reflect the economic diversity in the Commonwealth of Kentucky.

         The Louisville metropolitan area, the Bank's headquarters city and principal market, has gradually transitioned during the past two decades from a manufacturing economy to a service and retail economy. Louisville is a major hub for health services, transportation, convention services and trade, while it retains a significant industrial economy. Major employers in the Louisville metropolitan area include UPS; Humana, Inc.; Ford Motor Company; Columbia/HCA Health Care; General Electric; Brown Forman Corporation; Providian Corporation and the University of Louisville.

         The Owensboro metropolitan area is the third largest metropolitan area in Kentucky and is considered the industrial hub of Western Kentucky, with major manufacturers in aluminum, steel, mining, and natural gas. Among the major employers in this area are Commonwealth Aluminum, Pyramid Mining, Pinkerton Tobacco, Texas Gas Transmission Corporation, and Kimberly-Clark.

         Employment and income in the Lexington metropolitan area (the second largest metropolitan area in Kentucky) and Central Kentucky area are somewhat concentrated in the service sector, especially as it relates to tourism and education.

         The Bank faces significant competition in Kentucky in originating, purchasing and selling loans on a retail basis. The Bank's principal competitors are financial institutions (many of which are superregional banks) and mortgage banking companies, many of which have greater financial resources than does the Bank. The Bank's competition for loans comes principally from commercial banks, thrift institutions, mortgage brokers and banking companies and insurance companies. Competition for deposits has historically come from commercial banks and thrift institutions. In addition, the Bank faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition in retail lending may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions and from the acquisition of Kentucky-based financial institutions by out-of-state financial institutions.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences, with a growing emphasis on diversification by originating multi-family residential and commercial real estate loans, construction and permanent loans, consumer loans, and commercial business loans. The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                          At December 31,
                             -------------------------------------------------------------------------------------------------------
                                     1996                 1995                 1994                 1993                 1992
                             ------------------   -------------------  -------------------  -------------------  -------------------
                                         Percent              Percent              Percent              Percent              Percent
                                            of                   of                   of                  of                    of
                               Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                             ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
                                                                     (dollars in thousands)
Mortgage loans:
  One-to-four family:
    Held for investment      $1,392,761   69.95%  $1,342,667   72.50%  $1,156,491   77.74%  $  829,517   57.39%  $  661,501   60.41%
    Held for sale                65,546    3.29%     144,163    7.78%      91,725    6.16%     423,993   29.34%     291,096   26.58%
  Multi-family                  150,816    7.58%     132,055    7.13%     106,499    7.16%      97,215    6.73%      80,015    7.31%
  Commercial real estate        102,409    5.14%      62,008    3.35%      44,652    3.00%      45,323    3.13%      34,548    3.16%
  Construction and land         129,770    6.52%      87,509    4.73%      54,286    3.65%      30,774    2.13%      24,281    2.22%
                             ----------  -------  ----------  -------  ----------- -------  ----------  -------  ----------- -------
    Total mortgage loans      1,841,302   92.48%   1,768,402   95.49%   1,453,653   97.71%   1,426,822   98.72%   1,091,441   99.68%
Consumer and other loans        149,647    7.52%      83,568    4.51%      34,053    2.29%      18,462    1.28%       3,521    0.32%
                             ----------  -------  ----------  -------  ----------- -------  ----------  -------  ----------- -------
Total loans                   1,990,949  100.00%   1,851,970  100.00%   1,487,706  100.00%   1,445,284  100.00%   1,094,962  100.00%
                                         =======              =======              =======              =======              =======
Less:
  Undisbursed portion of
    mortgage loans              (41,344)             (24,138)             (18,515)              (8,694)              (6,150)
  Unearned discounts
    and unamortized fees         (3,010)              (4,485)              (4,304)              (4,168)              (3,295)
  Allowance for loan losses     (13,538)             (11,821)             (11,076)             (10,108)              (2,426)
                             ----------           ----------           ----------          -----------           ----------
Loans receivable, net        $1,933,057           $1,811,526           $1,453,811           $1,422,314           $1,083,091
                             ==========           ==========           ==========          ===========           ==========



The following table shows the maturity of the Company's loans held for investment at December 31, 1996. The table does not include the effects of prepayments or scheduled principal amortization.

                                                              At December 31, 1996
                           --------------------------------------------------------------------------------------------
                             One-to-Four       Multi-      Commercial     Construction     Consumer       Total Loans
                                Family         Family      Real Estate      and Land       and Other      Receivable
                           ---------------  ------------  -------------  --------------  -------------  ---------------
                                                                 (in thousands)
Amounts due:
  Within one year             $      526      $    271       $    242        $ 66,951       $ 28,276       $   96,266
                           ---------------  ------------  -------------  --------------  -------------  ---------------
  After one year:
     Over 1 to 3 years             3,522         3,232          3,015          16,778         12,694           39,241
     Over 3 to 5 years            10,554         3,731          1,399              74         39,558           55,316
     Over 5 to 10 years           74,941         4,812         13,927           1,390         55,388          150,458
     Over 10 to 20 years         386,058        77,171         60,229          17,169         13,678          554,305
     Over 20 years               917,160        61,599         23,597          27,408             53        1,029,817
                           ---------------  ------------  -------------  --------------  -------------  ---------------
     Total due after one
      year                     1,392,235       150,545        102,167          62,819        121,371        1,829,137
                           ---------------  ------------  -------------  --------------  -------------  ---------------
Total amounts due             $1,392,761      $150,816       $102,409        $129,770       $149,647        1,925,403
                           ===============  ============  =============  ==============  =============

Less:
  Undisbursed portion of
    mortgage loans                                                                                            (41,344)
  Unearned discounts and
    unamortized fees                                                                                           (3,010)
  Allowance for loan losses                                                                                   (13,538)
                                                                                                        ---------------

Loans receivable, net                                                                                      $1,867,511
                                                                                                        ===============

The following table sets forth as of December 31, 1996 the dollar amount of loans due after December 31, 1997, and whether such loans have fixed interest rates of adjustable interest rates.

                                                        Fixed        Adjustable
                                                        Rate            Rate           Total
                                                    ------------    ------------    -------------
                                                                   (in thousands)
One-to-four family residential mortgage loans         $752,456        $639,779       $1,392,235
Multi-family residential mortgage loans                 38,437         112,108          150,545
Commercial real estate loans                            33,526          68,641          102,167
Construction and land loans                             15,882          46,937           62,819
Consumer and other loans                                86,623          34,748          121,371
                                                    ------------    ------------    -------------
        Total                                         $926,924        $902,213       $1,829,137
                                                    ============    ============    =============


The following table sets forth the Company's loan originations, purchases, sales, principal repayments and principal charged off for the periods indicated (including loans held for sale).

                                                           For the Years Ended December 31,
                                                    ---------------------------------------------
                                                         1996            1995            1994
                                                    ------------    ------------    -------------
                                                                       (in thousands)
Mortgage loans (gross):
  At beginning of period                             $1,768,402      $1,453,653      $1,426,822
                                                    ------------    ------------    -------------
  Mortgage loans originated:
    One-to-four family                                  540,966         532,701       1,202,341
    Multi-family                                         26,796          18,418          14,512
    Commercial real estate                               39,376          24,418           9,963
    Construction and land                               156,222         131,616          97,071
                                                    ------------    ------------    -------------

      Total mortgage loans originated                   763,360         707,153       1,323,887

  Mortgage loans purchased                              210,850         183,727         165,699
                                                    ------------    ------------    -------------

      Total mortgage loans
        originated and purchased                        974,210         890,880       1,489,586

  Principal repayments                                 (424,538)       (308,995)       (274,786)
  Sales of mortgage loans                              (476,495)       (265,898)     (1,179,219)
  Principal charged off                                    (277)         (1,238)         (1,374)
  Transfers to claims receivable                                                         (7,376)
                                                    ------------    ------------    -------------

  At end of period                                    1,841,302       1,768,402       1,453,653
                                                    ------------    ------------    -------------

Consumer and other loans (gross):
  At beginning of period                                 83,568          34,053          18,462
  Other loans originated                                136,952          76,088          31,912
  Other loans purchased                                   2,701          12,995
  Principal repayments                                  (72,303)        (38,962)        (16,319)
  Principal charged off                                  (1,271)           (606)             (2)
                                                    ------------    ------------    -------------
  At end of period                                      149,647          83,568          34,053
                                                    ------------    ------------    -------------
Total loans (gross) at end of period                 $1,990,949      $1,851,970      $1,487,706
                                                    ============    ============    =============


         ONE-TO-FOUR FAMILY MORTGAGE LENDING. The Bank offers conventional and FHA/VA fixed-rate mortgage loans and adjustable rate mortgage (ARM) loans, with maturities up to 30 years, secured by owner-occupied, one-to-four family residences, including, to a much lesser extent, condominium units and townhouses. Depending on market conditions, the Bank may either keep for portfolio or sell these loans into the secondary market. See "Mortgage Banking Activities." To a much lesser extent, the Bank makes loans on non-owner occupied one-to-four family properties acquired as an investment by the borrowers. Certain FHA/VA loans are also purchased for investment even though they are delinquent. See "Delinquent Loans."

         Loan originations are generally obtained from existing or past customers, members of the local communities and referrals from local real estate agents, builders, attorneys and other professionals. In addition, the Bank has a network of commissioned originators who actively solicit mortgage loan applications in the Bank's primary market areas and loan counselors and branch managers who receive mortgage loan applications in the Bank's branch offices.

         During 1996, the Bank originated mortgage loans through existing Bank branches and three loan production offices. Also, mortgage loans continue to be originated on a nationwide basis through the Bank's Corporate and Affinity Relations Division (CARD), headquarted in Owensboro. CARD's primary focus has been to develop business relationships with national corporations, credit unions and professional associations for the purpose of providing residential first mortgages to their relocating employees or members through a centralized telesales environment. Although most of CARD's loan production is on a retail basis, a portion continues to be purchased on a wholesale basis.

         The Bank offers fixed-rate mortgage loans with terms ranging from ten to thirty years. In addition, some longer term loan products have fixed rates for 5-10 years, which adjust to market rates at the end of the initial term. The Bank currently offers a number of ARM loan programs with interest rates which adjust annually or every three years. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. All ARM loans currently offered by the Bank have periodic caps of 2% and lifetime ceilings and floors. Generally, ARM loans pose credit risks somewhat greater than the risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default.

         One-to-four family conventional residential mortgage loans are generally underwritten according to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Bank's policy on owner-occupied, one-to-four family residential mortgage loans is to lend up to the lesser of the sales price or 80% of the appraised value of the property securing the loan, or the lesser of the sales price or up to 95% if private mortgage insurance is obtained on amounts which exceed 80% of the appraised value of the property. In certain cases, on lower risk loans above 80% to 90% loan-to-value, the Bank will waive the required private mortgage insurance in exchange for higher yield. On non-owner occupied one-to-four family residential mortgage loans, the Bank normally allows a maximum 80% loan-to-value ratio.

         For a discussion of the origination and purchase of one-to-four family residential loans for resale in the secondary market, see "Mortgage Banking Activities."

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. As of December 31, 1996, $102.4 million, or 5.1% of the Bank's total loan portfolio (including mortgage loans held for sale), consisted of commercial real estate loans and $150.8 million, or 7.6% of the Bank's total loan portfolio, consisted of multi-family loans.

         The commercial real estate and multi-family residential loans in the Bank's portfolio consist of fixed-rate and ARM loans which were originated at prevailing market rates. The Bank's policy has been to originate commercial real estate or multi-family loans only in its market area. These loans are generally made in amounts up to 75% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the property, and the Bank's lending experience with the borrower. The Bank generally obtains personal guarantees from the principals of the borrower. Loans secured by commercial and multi-family real estate involve a greater degree of risk than one-to-four family residential loans. To a much lesser extent, the Bank participates with other lenders in making commercial and multi-family real estate loans. To a limited extent, the Bank also invests in real estate partnerships which generate low income housing and historic tax credits.

         At December 31, 1996, the average outstanding loan balance on multi-family loans was approximately $548,200. The Bank's largest multi-family loan at December 31, 1996 had an outstanding balance of $9.7 million and is secured by a 395-unit apartment building and small retail shopping center located in New Albany, Indiana and is currently performing according to its terms.

         The Bank's commercial real estate loans typically are secured by properties such as retail stores, office buildings, and strip shopping centers. At December 31, 1996, the average commercial real estate loan balance was $514,700. The Bank's largest commercial real estate loan at December 31, 1996, had an outstanding balance of $9.5 million and is secured by a multi-tenant office building facility containing approximately 137,000 square feet located in Louisville and is currently performing according to its terms.

         At December 31, 1996, the Bank's largest borrower had an aggregate of $29.1 million in loans which consisted of twenty-one loans secured by commercial real estate, all of which are current. This aggregate amount does not exceed the Bank's loans-to-one borrower limit.

         CONSTRUCTION AND LAND LENDING. The Bank originates loans to finance the construction of one-to-four family homes and, to a lesser extent, multi-family and commercial real estate properties. In addition, the Bank also originates a limited number of loans for the acquisition and development of land on which the purchaser may then build. At December 31 1996 construction and land loans totaled $117.2 million and $12.6 million, respectively, or 5.9% and 0.6%, respectively, of the Bank's total loan portfolio.

         Construction loans on single-family, owner-occupied residential properties are made on a "pre-sold" basis, or for contractors who have sufficient financial strength and a proven track record for model and speculative purposes. Construction borrowers are approved in accordance with the Bank's commercial loan policy and such borrowers primarily are builders. Construction loans on one-to-four family properties generally provide for interest-only payments and have terms of six to nine months. Longer terms of up to 18 months are typically for construction loans secured by commercial or multi-family properties. Construction loans on one-to-four family properties are considered for loan-to-value ratios of up to 80%. Construction loans for multi-family mortgage loans and commercial real estate loans are considered for loan-to-value ratios of up to 75%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Inspections generally are made by an independent party or an independent Bank inspector. At December 31, 1996, $68.4 million or 58.3% of the Bank's construction loans were secured by one- to-four family properties.

         The Bank has made construction loans on commercial real estate generally secured by properties used for business purposes such as small office buildings, residential, industrial, and retail facilities located in the Bank's primary market areas. At December 31, 1996, the Bank had $48.8 million in construction loans secured by commercial/investment real estate and multi-family residential properties.

         Construction and land loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields greater than those which are obtainable on loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction and land loans. Construction and land financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction.

         CONSUMER LENDING. At December 31, 1996, $125.6 million or 6.3% of the Bank's total loan portfolio consisted of consumer loans, including home equity loans, credit cards and lines of credit for consumer purposes. The Bank has increased its level of consumer and other loans from $2.8 million at December 31, 1991, to $149.6 million at December 31, 1996. The Bank is attempting to increase its level of consumer lending through a competitive pricing structure, promotional activities, and cross-selling consumer products through its branch offices, without incurring unacceptable credit risk.

         The Bank's home equity and second mortgage loans are secured by one-to-four family owner-occupied residences, on a fixed-rate basis with terms of up to 10 years and on an adjustable basis up to 15 years. Generally, these loans have loan-to-value ratios up to 90%.

         Consumer loans are offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness, through the use of an automated application processing and credit scoring system. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family first mortgage loans, but are considered to entail a greater risk of default.

         The Bank has also entered into a Bank Card Agreement with another Louisville financial institution, whereby the Bank issues MasterCard and Visa cards to its customers. In general, the credit card program is administered by the other institution, with the proceeds from the program being split between such institution and the Bank.

         The Bank has also implemented "branchless banking" through a "Direct Bank" telesales environment. In 1996 the emphasis of the Direct Bank was on cross-selling deposit products to the Bank's existing mortgage loan servicing customers nationwide. This will be followed by cross-selling loan and deposit products to new CARD residential mortgage customers and direct mail selling of bank products to consumers in non-branch areas of Kentucky and nationwide.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Loan approval authority has been granted by the Board of Directors to certain approved Bank underwriters for loans up to $400,000 on one-to-four family dwelling units. The Board has granted loan approval authority for one-to-four-family mortgage loans up to $500,000 if approved by three qualified Bank underwriters. Further approval authority has been granted up to $1,000,000 for one-to-four family mortgage loans if approved by four authorized Bank underwriters (which approval is subsequently reviewed by the Executive Loan Committee). All one-to-four family loans over $1,000,000 must be approved by the Executive Loan Committee.

         Multi-family residential and commercial real estate loan relationships under $1,000,000 are required to be approved by authorized Bank officers and such relationships over $1,000,000 and below $2.5 million must also be approved by the Senior Loan Committee. Any loans or relationships in excess of $2.5 million must be approved by the Executive Loan Committee and reviewed with the Board of Directors.

         Loan approval authority has been granted to certain loan officers for consumer loans up to $500,000. Any consumer loan in excess of $500,000 must also be approved by the Executive Loan Committee.

         Generally, commercial business loans of $500,000 or more must be approved by the Executive Loan Committee. However, commercial loan approval authority has been granted to certain loan officers up to $500,000. Also, certain members of the Executive Loan Committee may approve, under select circumstances, commercial loan relationship exposure up to $1,000,000. Any loan approved pursuant to this authority must be reported to the Executive Loan Committee at the next regular scheduled meeting.

         Loan participations up to $500,000 must be approved by the Senior Loan Committee. Participations in excess of this amount must be approved by the Executive Loan Committee.

         Construction loan relationships under $1,000,000 may be approved by certain officers. Such loan relationships in excess of this amount must be approved by one or more of the appropriate Bank Loan Committees.

         Upon receipt of a completed mortgage loan application from a prospective borrower, the Bank verifies credit, income and other information and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained on purchase money mortgages and certain refinance transactions. All appraisals are performed by licensed and/or certified general or residential appraisers. The Board periodically reviews the Bank's appraisal policies, which are contained in the Bank's Appraisal Policy Statement.

         The Bank's policy is to require title and hazard insurance on all real estate loans. Borrowers with a loan-to-value ratio over 80% generally are required to advance funds together with each payment of principal and interest to a mortgage impound account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

DELINQUENCIES, CLASSIFIED ASSETS AND IMPAIRED LOANS

         LOAN COLLECTION PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

         In the case of commercial business loans, commercial real estate loans, construction and land loans, and development loans, the Bank generally attempts to contact the borrower by telephone after any loan payment is 15 days past due and a senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due. Decisions as to when to commence foreclosure actions for commercial real estate loans, construction and land loans, and development loans are made on a case-by-case basis. The Bank may consider loan work-out arrangements with these types of borrowers in certain circumstances.

         DELINQUENT LOANS. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

         At December 31, 1996, the Bank held in its portfolio $144.7 million of FHA/VA loans which it had purchased from GNMA pools it services and from third parties. These loans were delinquent at the time of purchase.

         As a servicer of GNMA pools, the Bank is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Bank, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Bank's current cost of funds. Most of the Bank's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Bank remained as servicer. The same risk from foreclosure or from loss of interest exists for the Bank as servicer or owner of the loan, and the Bank, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

         The FHA/VA loans acquired from third parties are purchased at a discount adequate to compensate the Bank for the credit and interest rate risks associated with their purchase. The Bank purchased $4.5 million of insured FHA and guaranteed VA loans from third parties during 1996.

The   following   table  sets  forth   information   regarding   the   Company's
non-performing assets at the dates indicated.


                                                                       At December 31,
                                            --------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                            ------------  ------------  ------------  ------------  ------------
                                                                       (in thousands)
Non-accrual loans:
  Real estate loans:
    One-to-four family residential            $  2,512      $  2,774       $ 3,177       $ 3,718       $ 3,763
    Commercial real estate                       4,548         3,835         2,153         1,108         1,295
    Construction and land                                        643                                       108
  Consumer and other loans                         125           194
                                            ------------  ------------  ------------  ------------  ------------
       Total                                     7,185         7,446         5,330         4,826         5,166
                                            ------------  ------------  ------------  ------------  ------------

Accruing loans  which are  contractually
      past due 90 days or more:
  Real estate loans:
    One-to-four family residential:
      First mortgage, conventional               4,937         3,340         1,702         1,871         1,886
      First mortgage, FHA/VA (1)                88,185        88,852        57,723        47,963        33,978
    Multi-family residential                                                   136                         309
    Commercial real estate                          67           145             4                         410
    Construction and land                          110           125                                       294
  Consumer and other loans                         817           255            26            52
                                            ------------  ------------  ------------  ------------  ------------
       Total                                    94,116        92,717        59,591        49,886        36,877
                                            ------------  ------------  ------------  ------------  ------------

Restructured loans:
  Real estate loans:
    One-to-four family residential                 125           127           313           317
    Multi-family residential                     1,867         1,906         1,930         1,947
    Commercial real estate                                                                    68
                                            ------------  ------------  ------------  ------------  ------------
       Total                                     1,992         2,033         2,243         2,332
                                            ------------  ------------  ------------  ------------  ------------

Total non-performing loans                     103,293       102,196        67,164        57,044        42,043

Real estate owned                                2,815         1,136           278           767           961
                                            ------------  ------------  ------------  ------------  ------------

Total non-performing assets                   $106,108      $103,332       $67,442       $57,811       $43,004
                                            ============  ============  ============  ============  ============

------

(1) FHA and VA delinquent loans have limited credit risk.



         Non-performing assets increased $2.8 million during 1996 to $106.1 million at December 31, 1996. This increase resulted primarily from an increase of $1.6 million in convention one-to-four family residential real estate loans contractually past due 90 days or more and still accruing, and an increase of $1.7 million in real estate owned. The $1.7 million increase in real estate owned was due to (i) the increase in the number and average balance of GNMA loans serviced and subserviced by the Company during 1996 and (ii) the Bank taking title to fifteen single family residential properties in various stages of construction that the Bank had made construction loans on, from a builder experiencing financial difficulties. The Bank is completing the construction of these properties and has them listed for sale. As of December 31, 1996, the Bank had sold four of these properties.

         Foregone interest income on the Bank's non-accrual loans and restructured loans in accordance with their original terms totaled $717,000 for the year ended December 31, 1996. Interest income attributable to non-accrual and restructured loans included in the Bank's income during the year ended December 31, 1996 was $662,000.

         Real estate acquired through foreclosure is initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank writes down the real estate and charges expense for the diminution in value.

         CLASSIFIED ASSETS. Federal regulations and the Bank's loan policies require that the Bank utilize an internal rating system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem assets as "Substandard," "Doubtful" or "Loss". An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the value of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies one or more assets, or proportions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory phrase, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or proportions thereof, as "Loss," it is required to charge off such amount, thereby reducing the general valuation allowance.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

         The Bank's Asset Classification Committee quarterly reviews and classifies the Bank's assets and reports the results of its review to the Board of Directors. At December 31, 1996, the Bank had an aggregate of classified assets in the amounts of $13.7 million, $6,500, and $261,100 classified as substandard, doubtful and loss, respectively.

         IMPAIRED LOANS. The Bank has defined impaired loans as commercial loans classified as Substandard, Doubtful or Loss, as defined by OTS regulations. Impaired loans, net of related allowance, totaled $6.8 million and $7.1 million at December 31, 1996 and 1995, respectively. All of the Bank's impaired loans are valued based on the fair value of collateral.

ALLOWANCE FOR LOAN LOSSES

         The Bank's allowance for loan losses historically has been established based on management's evaluation of the risks inherent in its loan portfolio and actual loss experience. For the periods prior to 1993, the Bank had no formal general valuation allowance policy. The provisions were based primarily on actual losses, which had been relatively insignificant.

         In 1993, the Bank revised its allowance for loan losses policy in response to changes in the portfolio mix, geographic dispersion of the loan portfolio, increases in non-accrual and restructured loans, changing conditions, and following a recommendation made during a regulatory examination. This policy has been followed since that time. The allowance is based upon a number of factors, including review of specific loans in the loan portfolio, changes in the mix and geographic dispersion of the loan portfolio, trends in non-performing assets, growth in loan portfolio, actual loss experience, comparisons to general industry practices, including peer group statistics, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions. Accordingly, the provision for loan losses charged to operating income during 1993 reflected the impact of the revised allowance for loan losses policy.

         Net charge-offs were .07% of average loans during 1996, and .10% of average loans during 1995. The provision for loan losses to average loans was
 .13% and .14% for 1996 and 1995, respectively.

         As of December 31, 1996, the Bank's ratio of allowance for loan losses to non-performing assets was 12.8%. The Bank's ratios of non-performing loans to total loans and non-performing assets to total assets were 5.2% and 3.7%, respectively, at December 31, 1996. The Bank's ratios of allowance for loan losses to non-performing assets and non-performing loans to total loans compare unfavorably with regional peers. The inclusion of delinquent FHA/VA loans which have been purchased as part of the Bank's investment strategy, have adversely affected the Bank's delinquency level. Management believes that when consideration is given to the effects of this strategy, overall asset quality and allowance ratios at December 31, 1996, compare more reasonably to peers. The Bank will continue to monitor and modify its allowances for loan losses as conditions warrant. Although management believes it uses the best information available to make determinations with respect to the Bank's allowance for loan losses, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         The Bank has also established an allowance for nonrecoverable foreclosure costs in recognition of the potential for current and future expenses attributable to servicing FHA and VA loans. See "Mortgage Banking Activities."

         A specific allowance is established for certain problem loans based on an internal analysis, an appraisal, a drive-by inspection or a broker's opinion. One or a combination of these methods may be used to determine the fair value of the loan depending upon the size and type of the loan and other circumstances. If the unpaid balance of the loan is greater than such estimated value, a charge-off is recorded for the difference between the carrying value of the loan and the estimated net realizable value of the property. General valuation allowances, which is a regulatory term, represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. As a result of weaknesses in certain real estate markets, increases in the general valuation allowance may be required in future periods.

The following table sets forth the Bank's allownace for loan losses and related ratios at the dates indicated. (1)

                                                                At or For the Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                 1996           1995            1994           1993           1992
                                             ------------   ------------   -------------  -------------  -------------
                                                                       (dollars in thousands)
Allowance for Loan Losses:
  Balance at beginning of year                 $ 11,821       $11,076         $10,108        $ 2,426         $1,518
                                             ------------   ------------   -------------  -------------  -------------
    Charge-offs:
      Real estate loans:
        One-to-four family                         (277)       (1,067)         (1,374)          (621)          (661)
        Multi-family                                             (168)                           (20)
        Commercial real estate                                     (3)                           (27)          (153)
      Consumer and other loans                   (1,271)         (606)             (2)
                                             ------------   ------------   -------------  -------------  -------------

        Total charge-offs                        (1,548)       (1,844)         (1,376)          (668)          (814)
                                             ------------   ------------   -------------  -------------  -------------

    Recoveries:
      Real estate loans:
        One-to-four family                            9            34             116            212
        Multi-family                                               11
        Commercial real estate                                      8              12                            20
        Consumer and other loans                    170            53              25
                                             ------------   ------------   -------------  -------------  -------------

          Total recoveries                          179           106             153            212             20
                                             ------------   ------------   -------------  -------------  -------------

             Net charge-offs                     (1,369)       (1,738)         (1,223)          (456)          (794)
                                             ------------   ------------   -------------  -------------  -------------
  Acquired in mergers                               500           200                          3,479
  Transfers from allowance for
    nonrecoverable foreclosure costs                                              405
  Provision charged to income                     2,586         2,283           1,786          4,659          1,702
                                             ------------   ------------   -------------  -------------  -------------

  Balance at end of year                        $13,538       $11,821         $11,076        $10,108         $2,426
                                             ============   ============   =============  =============  =============

Ratio of net charge-offs during the
year to average loans outstanding
during the year                                   0.07%         0.10%           0.09%          0.04%          0.07%
                                             ============   ============   =============  =============  =============

Ratio of allowance for loan losses
to total loans at the end of the year             0.68%         0.64%           0.74%          0.70%          0.22%
                                             ============   ============   =============  =============  =============

Ratio of allowance for loan losses to
non-performing loans at the end of the year      13.11%        11.57%          16.49%         17.72%          5.77%
                                             ============   ============   =============  =============  =============


(1) The table does not reflect the Company's allowance for nonrecoverable foreclosure costs. See the table in "Mortgage Banking Activities" for this information.



The following table sets forth the Bank's allocation of its allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated. The portion of the allowance for loan losses allocated to each loan category is not necessarily indicative of future losses and does not restrict the use of the total allowance to absorb losses in any category.

                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        1996                1995                1994                1993                1992
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Percent             Percent             Percent             Percent             Percent
                                           of Loans            of Loans            of Loans            of Loans            of Loans
                                           to Total            to Total            to Total            to Total            to Total
                                  Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                                 -------- ---------  -------- ---------  -------- ---------  -------- ---------  -------- ---------
                                                                       (dollars in thousands)
At end of period allocated to:
  One-to-four family             $ 3,294    73.25%   $ 3,920    80.28%   $ 4,900    83.90%   $ 3,718    86.73%    $1,409    87.00%
  Multi-family                     2,357     7.58%     2,775     7.13%     2,626     7.16%     2,330     6.73%       461     7.31%
  Commercial real estate           2,536     5.14%     1,847     3.35%     2,320     3.00%     3,483     3.13%       479     3.15%
  Construction and land            2,409     6.52%     1,687     4.73%       653     3.65%       140     2.13%        68     2.22%
  Consumer and other loans         2,942     7.51%     1,592     4.51%       577     2.29%       437     1.28%         9     0.32%
                                 --------  --------  --------  --------  --------  --------  --------  --------   -------  --------
     Total                       $13,538   100.00%   $11,821   100.00%   $11,076   100.00%   $10,108   100.00%    $2,426   100.00%
                                 ========  ========  ========  ========  ========  ========  ========  ========   =======  ========


INVESTMENT ACTIVITIES

         The investment policy of the Bank, which is approved by the Board of Directors and implemented by certain officers as authorized by the Board, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to provide a flow of earnings and a countercyclical balance to earnings, to provide a balance of quality and diversification of the Bank's assets and to provide and maintain liquidity. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, its interest rate sensitivity position, the types of securities to be held, and other factors. Federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds.

         At December 31, 1996, the Bank had $667.5 million in investment securities consisting primarily of mortgage-backed securities and U.S. government and agency obligations. The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities. At December 31, 1996, the Bank had $474.7 million in mortgage-backed securities, or 16.4% of total assets, insured or guaranteed by either the FNMA, FHLMC, GNMA or SBA. Included in the total portfolio of mortgage-backed securities at December 31, 1996 are $57.5 million in fixed rate collateralized mortgage obligations (CMOs). The Bank's CMOs have coupon rates ranging from 5.25% to 9.00% and had a weighted average yield of 6.63% at December 31, 1996. The Bank's current policy is to purchase CMOs rated AAA by nationally recognized rating services or issued by U.S. government agencies.

         CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities or whole loans, which are used to collateralize the mortgage-backed securities. Once combined, the cash flows can be divided into "tranches" or classes of individual securities, thereby creating more predictable average lives for each security than the underlying pools of loans or pass-through securities. Accordingly, under this security structure, all principal paydowns from the various mortgage pools of loans or pass-through securities may be allocated to a mortgage-related securities class or classes structured to have priority until such classes are paid off.

The following table sets forth the amortized cost and fair value of the Company's portfolio of securities at the dates indicated.


                                                                                    At December 31,
                                                    ------------------------------------------------------------------------------
                                                              1996                       1995                       1994
                                                    ------------------------   ------------------------   ------------------------
                                                     Amortized      Fair        Amortized      Fair        Amortized      Fair
                                                        Cost        Value          Cost        Value          Cost        Value
                                                    -----------  -----------   -----------  -----------   -----------  -----------
                                                                                   (in thousands)
Available-for-sale securities:
  U.S. Government and agency obligations              $189,048     $189,435      $112,082     $112,775      $ 69,847     $ 67,310
  Other debt securities                                  1,875        1,898         2,077        2,111         1,454        1,493
                                                    -----------  -----------   -----------  -----------   -----------  -----------
    Total debt securities                              190,923      191,333       114,159      114,886        71,301       68,803
  Mortgage-backed securities                           471,873      474,668       334,946      344,092        93,588       90,267
  Equity securities                                        275        1,541         1,115        2,352         2,407        2,995
                                                    -----------  -----------   -----------  -----------   -----------  -----------
      Total available-for-sale securities             $663,071     $667,542      $450,220     $461,330      $167,296     $162,065
                                                    ===========  ===========   ===========  ===========   ===========  ===========

Held-to-maturity securities:
  Mortgage-backed securities                                                                                $178,102     $171,888
                                                                                                          ===========  ===========


The following table sets forth the scheduled maturities, amortized cost, and average yields for the Company's debt securities at December 31, 1996, all of which are classified as available-for-sale. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.


                                                            At December 31, 1996
                             ---------------------------------------------------------------------------------
                               1 Year or Less      Over 1-5 Years      Over 5-10 Years   Total Debt Securities
                             ------------------  ------------------  ------------------  ---------------------
                             Amortized  Average  Amortized  Average  Amortized  Average   Amortized   Average
                                Cost     Yield      Cost     Yield      Cost     Yield      Cost       Yield
                             ---------  -------  ---------  -------  ---------  -------  ----------  ---------
                                                              (dollars in thousands)
U.S. Government and agency
  obligations                 $82,350    5.41%    $81,697    6.52%    $25,001    8.02%    $189,048    6.23%
Other debt securities           1,000    7.25%        375    8.25%        500    6.50%       1,875    7.25%
                             ---------  -------  ---------  -------  ---------  -------  ----------  --------

Total debt securities         $83,350    5.43%    $82,072    6.53%    $25,501    7.99%    $190,923    6.24%
                             =========  =======  =========  =======  =========  =======  ==========  ========


SOURCES OF FUNDS

         GENERAL. Deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturities and sales of investment securities; proceeds from mortgage banking activities; cash flows generated from operations and, to a lesser extent, FHLB advances and other borrowed funds are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         CUSTODIAL ACCOUNTS. In connection with the Bank's mortgage banking activities, the Bank maintains a large number of custodial deposit accounts. These accounts are used to accumulate borrower payments for principal and interest, and tax and insurance until such sums are remitted to investors, insurance companies or taxing authorities. At December 31, 1996 and 1995 there were $76.3 million and $86.6 million, respectively, in custodial accounts on deposit with the Bank.

         DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular savings, checking accounts, money market deposit accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         Certificate accounts in excess of $100,000 are actively solicited by the Bank. However, the Bank does not use brokers to obtain such deposits. When management determines the levels of the Bank's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Management continually monitors the Bank's certificate accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

         The following table represents the deposit activity of the Company for the periods indicated.

                                                      For the Years Ended December 31,
                                            ------------------------------------------------
                                                 1996             1995             1994
                                            --------------   --------------   --------------
                                                         (dollars in thousands)
Beginning balance                              $1,458,861       $1,190,390       $1,293,738
Deposits from acquisitions                        168,155          104,682
Net deposits (withdrawals)                        118,985          122,841         (138,531)
Interest credited on deposits                      58,002           40,948           35,183
                                            --------------   --------------   --------------

Ending balance                                 $1,804,003       $1,458,861       $1,190,390
                                            ==============   ==============   ==============

Net increase (decrease)                        $  345,142       $  268,471       $ (103,348)
                                            ==============   ==============   ==============

Percentage increase (decrease)                     23.66%           22.55%           (7.99%)
                                            ==============   ==============   ==============



     At December 31, 1996, the Company had $175.9 million in certificate of deposit accounts in amounts of $100,000 or more as follows:


MATURITY PERIOD                                 Amounts
                                            --------------
                                            (in thousands)
Three months or less                           $ 47,501
Over three through six months                    38,315
Over six through twelve months                   36,570
Over twelve months                               53,473
                                            --------------

     Total                                     $175,859
                                            ==============


The following table sets forth the distribution on the Bank's average deposits for the periods indicated and the weighted average interest rates paid on each category of deposits presented.


                                                             For the Years Ended December 31,
                           ----------------------------------------------------------------------------------------------------
                                        1996                              1995                              1994
                           --------------------------------  --------------------------------  --------------------------------
                                      Percent of                        Percent of                        Percent of
                                       Average    Weighted               Average    Weighted               Average    Weighted
                            Average     Total     Average     Average     Total     Average     Average     Total     Average
                            Balance    Deposits  Rates Paid   Balance    Deposits  Rates Paid   Balance    Deposits  Rates Paid
                           ---------- ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------
                                                                 (dollars in thousands)
Non-interest bearing
  demand accounts          $  132,209     7.94%     0.00%    $  123,832     9.21%     0.00%    $  100,415     8.15%     0.00%
Demand deposit accounts       121,731     7.31%     3.64%        55,111     4.10%     2.68%        51,053     4.14%     1.98%
Passbook accounts             132,657     7.96%     3.15%       128,633     9.57%     3.19%       168,218    13.65%     2.86%
Money market accounts         174,646    10.48%     4.78%       125,083     9.31%     4.83%       113,744     9.23%     3.01%
Certificates of deposit     1,104,532    66.31%     5.89%       911,543    67.81%     5.95%       799,050    64.83%     5.01%
                           ---------- ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------

       Total deposits      $1,665,775   100.00%     4.92%    $1,344,202   100.00%     4.90%    $1,232,480   100.00%     4.00%
                           ========== ========== ==========  ========== ========== ==========  ========== ========== ==========



The following table represents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at December 31, 1996.


                                     At December 31,                         Period to Maturity From December 31, 1996
                         -------------------------------------    ---------------------------------------------------------------
                                                                    Within      One - Two   Two - Three   Over Three
                             1996         1995         1994        One Year      Years         Years        Years        Total
                         -----------  -----------   ----------    -----------  -----------  -----------  -----------  -----------
                                                                                      (in thousands)
Interest rate
  3.00% or less           $   1,493    $   2,187     $    433       $  1,219     $    239      $    35                 $   1,493
  3.01% to 4.00%                204       20,407      140,831            154           50                                    204
  4.01% to 5.00%             90,596       84,873      203,573         73,856       13,819        2,390     $    531       90,596
  5.01% to 6.00%            779,787      425,124      184,871        501,764      182,241       41,405       54,377      779,787
  6.01% to 7.00%            145,171      287,093      171,817         65,028       37,308       13,108       29,727      145,171
  7.01% to 8.00%            152,546      159,834       71,089         98,899        5,646        9,783       38,218      152,546
  8.01% to 9.00%             10,798       11,125       22,524          1,301        2,259        2,827        4,411       10,798
  9.01% to 10.00%             9,488       12,496       13,165            853           22        8,613                     9,488
10.01% and over                               17        2,043
                        ------------  -----------  -----------    -----------  -----------  -----------  -----------  -----------

       Total             $1,190,083   $1,003,156     $810,346       $743,074     $241,584      $78,161     $127,264   $1,190,083
                         ===========  ===========  ===========    ===========  ===========  ===========  ===========  ===========


         BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where appropriate as an alternative or less costly source of funds. The increase in borrowings during 1996 was a result of the strategy to leverage the Company's capital base. The Bank obtains advances from the FHLB, which are collateralized by certain of the Bank's mortgage loans. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. See "Regulation and Supervision - Federal Home Loan Bank System."

         The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1996, the Bank had $685.0 million in outstanding advances from the FHLB and had $96.3 million in other borrowings.

         The Bank has entered into sales of securities under agreements to repurchase (repurchase agreements) with nationally recognized primary securities dealers or other customers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The term of the repurchase agreements may last up to one year; however, normally the agreements last less than 60 days. At December 31, 1996, the Bank had repurchase agreements totaling $9,000,000.

         The Bank also has lines of credit available to finance mortgage loans held for sale. Two line of credit arrangements permitted borrowings of up to $175,000,000 and $125,000,000 at December 31, 1996 and 1995, respectively.

         The borrowing limit under one of the line of credit agreements was increased from $100,000,000 at December 31, 1995 to $150,000,000 during 1996.
Borrowings under this line of credit totaled $84,600,000 and $99,700,000 at December 31, 1996 and 1995, respectively, and were used to finance mortgage loans held for sale which were made to employees of a third party. The interest rate on this line of credit is indexed to a certain short-term interest rate. Borrowings under this line of credit are guaranteed by the third party to whom the Bank has granted a security interest in these mortgage loans which are held for sale. Gains and losses, if any, on the sale of such mortgage loans to permanent investors accrue to the account of the third party guarantor.

         Borrowings under the $25,000,000 line of credit totaled $2,729,000 and $17,175,000 at December 31, 1996 and 1995, respectively. The interest rate on this line of credit gives effect to, among other factors, fluctuations in various short-term interest rates and cash balances on deposit with the lending institution. Borrowings are collateralized by certain rights and interests in various servicing agreements.

The following table sets forth certain information regarding the Company's short-term borrowings at or for the periods ended on the dates indicated.

                                                             At or For the Years Ended December 31,
                                                            ----------------------------------------
                                                                1996          1995          1994
                                                            ------------  ------------  ------------
                                                                     (dollars in thousands)
Securities sold under agreements to repurchase:
  Average balance outstanding                                $ 72,295       $147,651
  Maximum amount outstanding at any month-end
    during the period                                         140,341        240,750
  Balance outstanding at end of period                          9,000        176,433
  Weighted average interest rate during the period              5.48%          6.02%
  Weighted average interest rate at end of period               5.37%          6.03%

Borrowings under lines of credit:
  Average balance outstanding                                $115,344       $ 96,699      $ 71,927
  Maximum amount outstanding at any month-end
    during the period                                         144,415        116,875        87,135
  Balance outstanding at end of period                         87,329        116,875        87,135
  Weighted average interest rate during the period              6.54%          6.14%         4.14%
  Weighted average interest rate at end of period               5.51%          5.27%         5.81%

Advances from Federal Home Loan Bank:
  Average balance outstanding                                $ 29,144       $ 23,953      $ 51,229
  Maximum amount outstanding at any month-end
    during the period                                         200,924        164,200       161,600
  Balance outstanding at end of period                        200,924          2,150       161,600
  Weighted average interest rate during the period              5.61%          6.27%         4.72%
  Weighted average interest rate at end of period               5.62%          6.14%         7.00%




MORTGAGE BANKING ACTIVITIES

         The Bank is engaged in a variety of mortgage banking activities, which are primarily conducted through its mortgage banking division, which does business as Great Financial Mortgage and Lincoln Service Mortgage. These activities include the acquisition and sale of mortgage loans and the related activity of servicing and subservicing such mortgages for investors. The Bank limits its mortgage banking lending activity to mortgage loans on one-to-four family individual properties. Mortgage banking revenues consist of loan origination fees, interest income on mortgages during the period they are held for sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing or subservicing.

         The Bank primarily produces mortgage loans through direct retail originations. Retail mortgage loans are originated by loan officers through referrals from real estate brokers, builders, developers and other sources and through direct telemarketing and mail solicitations. Retail lending activities are conducted through bank branches and three loan production offices located in Kentucky. The telemarketing and mail solicitation functions, which serve corporate customers and individual borrowers nationwide who are purchasing homes or refinancing existing mortgages, are conducted primarily from the mortgage division's headquarters. See "One-to-Four Family Mortgage Lending."

         The Bank's mortgage originations include mortgage loans insured by the FHA and guaranteed by the VA, as well as conventional loans. Except for loans specifically originated for the Bank's loan investment portfolio, loans originated or purchased through the mortgage banking division are originated for eventual sale into the secondary mortgage market. As such, these loans must meet the origination and underwriting criteria established by the final investors of the loans. A portion of the FHA/VA loans are pooled to form securities guaranteed by GNMA which are sold in the secondary mortgage market. The Bank also originates FHA/VA loans for various state housing agency loan programs on a servicing retained or servicing released basis. The Bank sells most of the conventional mortgage loans it originates into mortgage-backed securities purchase and guarantee programs sponsored by FNMA and FHLMC. These programs provide either for direct sale of mortgage loans to FNMA or FHLMC, or for pooling of mortgage loans in exchange for securities guaranteed by FNMA or FHLMC. In connection with such exchanges, the Bank pays fees to either FNMA or FHLMC who in return guarantee the payment of principal and interest to security holders. It is this guarantee that enables the Bank to efficiently deliver loans into the secondary mortgage market. Conventional mortgage loans originated for sale by the Bank that do not meet FNMA and FHLMC guidelines are sold to private institutional investors.

         Exchanges of loans into agency securities and sales of loans are generally made without recourse to the Bank in the event of default by the borrower, except, in the case of VA loans used to form GNMA pools, which are subject to limitations on the VA's loan guarantees. Subject to market conditions, the Bank retains or sells the servicing rights on the mortgage loans underlying the mortgage-backed securities as well as loans sold to institutional investors.

         Loans are sold pursuant to master commitments negotiated with FNMA, FHLMC, GNMA and institutional investors to purchase loans meeting defined criteria. The agreements generally do not require the Bank to deliver any specific amount of mortgage loans. The Bank expects to enter into new commitments with these entities and other investors in the ordinary course of business.

         Between the time origination or purchase commitments are issued and the time the loans or the securities into which they are converted are sold, the Bank is exposed to movements in the market price due to changes in interest rates. The Bank attempts to manage this risk by utilizing forward cash sales to FNMA, FHLMC and other approved investors or agencies, forward mortgage-backed security sales to primary security dealers, national brokers, other financial institutions and private investors, purchases of over-the-counter put and call options relating to mortgage-backed securities and put and call options relating to U.S. Treasury notes and bonds. The type, amount and delivery date of each of the above instruments that are sold is based upon management's estimates as to closing volumes and the length of the origination or purchase commitments. As most loans are closed and funded, they are pooled to create mortgage-backed securities which will be delivered to fulfill the contracts with the primary dealers. The remaining loans are delivered to other investors or directly to FNMA or FHLMC to fulfill delivery commitments with those entities. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank to losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must sell additional cash forward commitments at current market prices.

         The Bank's loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) inspecting properties, (v) contacting delinquent borrowers and (vi) acting as fiduciary on foreclosing and disposing of collateral properties. In performing these activities, the Bank must comply with secondary market guidelines or the general guidelines of private investors and government regulations.

         The Bank receives a servicing fee for performing these services for others. For the years ended December 31, 1996 and 1995, the Bank earned $26.9 million and $27.0 million, respectively, in servicing fees. The Bank collects and processes payments made by borrowers, remits funds to investors, taxing authorities and insurers and acts as fiduciary in foreclosing and disposing of collateral properties. In connection with its fiduciary responsibilities, the Bank advances funds which are repaid from sale proceeds by way of reimbursement from investors or through claims submitted to private mortgage insurance companies, the FHA or the VA. These advances totaled $5.7 million and $4.1 million at December 31, 1996 and 1995, respectively, and are included in other assets in the accompanying Consolidated Balance Sheets. Under certain circumstances, and in the case of FHA/VA claims due largely to the contractual nature of the loan insurance/guarantee contract, these reimbursement requests or claims cannot be collected in full. In recognition of the potential for current and future claims that may not be collected, the Bank has established an allowance for nonrecoverable foreclosure costs with provisions for losses charged against income.

         While most of the Bank's servicing portfolio is generated through the Bank's origination activities, when economically attractive, the Bank makes bulk purchases of mortgage servicing rights from financial institutions. For the years ended December 31, 1996 and 1995, the Bank acquired servicing rights to approximately $400.7 billion and $1.0 billion, respectively, of unpaid principal amounts of mortgage loans through bulk purchases. The mortgage loans underlying the servicing rights purchased by the Bank have been originated, underwritten and funded by retail originators or wholesalers who make representations and warranties as to compliance with required standards. The price paid to acquire servicing is based on the present value of the estimated future servicing revenues, net of the expected servicing expenses, for each acquisition. Major factors impacting the value of servicing rights include contractual service fee rates, projected mortgage prepayment rates, projected delinquency and foreclosure rates, investor servicing requirements, projected escrow, agency and fiduciary funds to be held in connection with such servicing and the projected benefit to be realized from such funds, geographic distribution, and whether the loans are conforming or non-conforming conventional loans or loans insured or guaranteed by the FHA or VA, respectively. The Bank bases its assumptions with respect to these factors on historical and expected experience rather than on conditions prevailing at any one point in time. The Bank employs computer simulations to project and value cash flow streams after management has evaluated applicable portfolio risks. Management determines an acceptable discount rate to apply to the projected cash flow, after considering both portfolio risk and market conditions in evaluating potential acquisitions of servicing.

         Also, when economically attractive, the Bank makes bulk sales of mortgage servicing rights which it has created. During 1996, the Bank sold an aggregate of $188 million of servicing rights for $2.6 million. During 1995, no bulk sales of mortgage servicing rights were made by the Bank.

       At December 31, 1996, the Bank serviced $5.1 billion of loans for others.

The following table summarizes certain information as to the Company's portfolio of loans serviced for others at the dates shown.


                                                                         At December 31,
                                          ---------------------------------------------------------------------------------
                                                   1996                        1995                        1994
                                          -------------------------   -------------------------   -------------------------
                                            Number        Amount        Number        Amount        Number        Amount
                                          ----------   ------------   ----------   ------------   ----------   ------------
                                                                      (dollars in thousands)
Loans serviced for others                   83,000      $5,068,896       79,300     $5,167,550       66,300     $4,578,846
                                          ==========   ============   ==========   ============   ==========   ============

Unamortized mortgage servicing rights                   $   37,187                  $   35,751                  $   24,511
                                                       ============                ============                ============

Ratio of net servicing fee income (1)
  to net interest income                                    25.20%                      32.91%                      29.97%
                                                       ============                ============                ============

------
(1) Net servicing fee income is servicing fee income less amortization of MSRs.


The following table sets forth the Company's allowance for nonrecoverable foreclosure costs related to loans serviced for others at the dates indicated.

                                              For the Years Ended December 31,
                                         ----------------------------------------
                                             1996          1995           1994
                                         ------------  ------------   -----------
                                                      (in thousands)
Balance, beginning of year                  $ 2,319      $ 2,246        $2,542
Provisions charged to income                  2,395        1,516           213
Charge-offs                                  (2,699)      (1,443)         (104)
Transfers to allowance for loan losses                                    (405)
                                         ------------  ------------   -----------

Balance, end of year                        $ 2,015      $ 2,319        $2,246
                                         ============  ============   ===========



         In addition to servicing loans for others, mortgage banking activities include subservicing loans for third-party servicing owners, including GNMA as one of GNMA's Master Subservicers. Subservicing generally involves the normal operational activities of loan servicing, but without the normal risks of prepayments and defaults. Subservicing is generally priced for a stated fee per loan, plus various ancillary income arrangements. The subservicing arrangements are generally for a fixed term substantially shorter than the related loan maturities. In some cases these arrangements can be terminated at the servicing owner's option and sometimes without penalty for early termination. At December 31, 1996 the Company subserviced approximately 10,700 loans with unpaid principal balances totaling $908.5 million.

         In addition, at December 31, 1996, the Bank held in its portfolio $144.7 million of FHA/VA loans which it had purchased from GNMA pools it services and from third parties. These loans were delinquent at the time of purchase. For a further discussion of these loans, see "Delinquent Loans."

BANK SUBSIDIARY ACTIVITIES

         Great Financial Services, Inc. (GFS), a wholly-owned subsidiary of the Bank, is currently engaged, on an agency basis through offices of an independent agency and an independent registered broker-dealer, in the sale of annuity products, securities and mutual funds primarily to the Bank's customers and members of the local community. GFS is also a genreal lines insurance agency, licensed in the state of Kentucky, and offers its customers products such as long-term health care insurance, life insurance, and property and casualty insurance.

         The Bank also has three other wholly-owned subsidiaries: Great Financial Properties, Inc., Lanidrac Service Corp. and First Appraisal Services, Inc. Great Financial Properties, Inc. is periodically used to hold real estate owned and is not material to the Bank's consolidated financial condition. Lanidrac Service Corp. is a service corporation which invests in certain low-income housing partnerships, which provide the Company with certain income tax credits. First Appraisal Services, Inc. is an inactive service corporation which provided real estate appraisal services.

PERSONNEL

         At December 31, 1996 the Bank had 745 full-time employees and 75 part-time employees.

SUPERVISION AND REGULATION

         GENERAL

         The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (OTS), as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         FEDERAL SAVINGS INSTITUTION REGULATION. The activities of savings institutions are governed by the Home Owner's Loan Act, as amended (HOLA) and, in certain respects, the Federal Deposit Insurance Act (FDI Act). The HOLA and the FDI Act were amended by the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

         BUSINESS ACTIVITIES. The federal banking statutes as amended by the FIRREA and FDICIA (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings institutions and (6) require the federal banking agencies to establish by regulation standards for extensions of credit secured by real estate lending. Under the HOLA, the Bank has the authority to make certain loans or investments, not exceeding 5% of its total assets, on each of (i) non-conforming loans (loans in excess of the specific limitations of the HOLA) and (ii) construction loans without security, for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income from the properties.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1996, the Bank did not have any loans in excess of the applicable regulatory limit.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, as modified by FDICIA, at least 65% of a savings association's "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) must be in "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities, and, pursuant to recent legislation, credit card and education loans) on a monthly basis in 9 out of every 12 months. The QTL test may also be met by qualifying as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended.

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. If the savings association does not convert to a bank charter generally it will be prohibited from (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB or (iv) establishing any new branch office in a location not permissible under national bank regulations. In addition, beginning three years after the association failed the QTL test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. For December 1996, the Bank maintained 87.6% of its portfolio assets in qualified thrift investments and therefore, met the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of:
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the institution's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the institution would be prohibited from making any capital distribution if, after the distribution, the institution would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a Tier 1 leverage ratio of less than 4%.

         LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for December 1996 was 8.05%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         FINANCIAL MANAGEMENT REQUIREMENTS. The FDICIA also imposes financial reporting requirements on all depository institutions with assets of more than $500 million, their management and their independent auditors and establishes rules for the composition, duties, and authority of such institutions' audit committees and boards of directors. Under FDIC regulations, all such depository institutions are required to prepare and make available to the public annual reports on their financial condition and management, including statements of managements' responsibility for the financial statements, internal controls and compliance with certain designated federal banking laws and regulations relating to safety and soundness, and an assessment of the institution's compliance with such internal controls, designated laws and regulations. The institution's independent public accountants are required to attest to these management assessments. Each such institution also is required to have an audit committee composed of independent directors.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act (FRA).
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (BHC Act). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as certain related interests of such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals (provided that loans may be made on preferential terms to insiders if loans on such terms are widely available to non-insider employees pursuant to a Bank benefit or compensation plan) and to not involve more than the normal risk of repayment, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         ENFORCEMENT.  Under  the  FDI  Act,  the OTS  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying (i) maximum classified assets to capital ratios;
(ii) minimum  earnings  sufficient to absorb losses without  impairing  capital;
(iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its prescribed standards as described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

         In addition, OTS regulations require each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities.

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain other identifiable intangible assets. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         OTS capital regulations respecting intangible assets permit purchased mortgage servicing rights (PMSRs), originated mortgage servicing rights (OMSRs) and purchased credit card relationships (PCCRs) to be included in a saving association's capital, provided the aggregate amount of such intangibles, when added together, do not exceed 50 percent of core capital. In addition, the regulations provide that a savings association may include the same dollar amount of these intangible assets in tangible capital that it includes in core capital. These types of intangible assets must be valued at the lower of 90% of fair market value or 100% of remaining unamortized book value. PMSRs, OMSRs and PCCRs in excess of applicable limits, as well as core deposit intangibles, must be deducted from both assets and capital in calculating core and tangible capital.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as the sum of core capital and supplementary capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         Under the OTS rules, savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis.

         At December 31, 1996, the Bank met each of its capital requirements.

         PROMPT CORRECTIVE REGULATORY ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio be no less than 2% of assets.

         Under the OTS final rule implementing the FDICIA standard, generally, a savings institution is treated as "well capitalized" if its total risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level. A savings institution will be "adequately capitalized" if its total risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4%, (3% if the institution is rated composite 1 under the CAMEL rating system in its most recent examination). A savings institution will be "undercapitalized" if its total risk-based capital ratio is under 8%, or its Tier 1 risk-based capital ratio is under 4%, or its leverage ratio is under 4% (3% with a composite 1 CAMEL rating). A savings institution that has a total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3% is considered to be "significantly undercapitalized." A savings institution that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under FDIC rules, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of
(i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         Prior to 1997, assessments paid by healthy savings institutions significantly exceeded those paid by healthy commercial banks. Pursuant to legislation passed in September 1996, the SAIF was recapitalized to eliminate this disparity. Under the recapitalization plan, thrifts paid a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Bank paid a one-time special assessment of $9.7 million. Going forward, assessment rates in 1997 will range from zero basis points for an institution in the highest category (i.e. well-capitalized and healthy) to 27 basis points for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern). The Bank's assessment rate for 1997 is zero basis points of deposits. The plan also provided that the cost of prior thrift failures will be shared by both the SAIF and the Bank Insurance Fund (BIF), which will increase assessments for thrifts and banks by $.0648 and $.013, respectively, for every $100 of deposits.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement at December 31, 1996. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest bearing and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         HOLDING COMPANY REGULATION. The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other that those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Were the Company to acquire another thrift and not merge that institution with the Bank, the Company would become a multiple savings and loan holding company. As a multiple savings and loan holding company, under HOLA the activities of the Company and its non-insured institution subsidiaries would be limited primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. In addition, in connection with legislation proposed to unify the banking and thrift charters, the Company might become subject to more restrictive holding company requirements.

         The Company is prohibited from making an acquisition of another savings bank or savings association wherein the bank or association is located in a state other than Kentucky and is held as a separate subsidiary of the Company, except with respect to: (i) those made with the approval of interstate supervisory acquisitions by savings and loan holding companies, or (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, some statutes are of the "regional reciprocity" type which require both that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located have enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquiror's home state on terms no more restrictive than those imposed by the target state on the acquiror. Other states allow full nationwide reciprocal banking. Some states authorize acquisitions by out-of-state holding companies only in supervisory cases, and certain states do not authorize interstate acquisitions under any circumstances.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         In November, 1994, the OTS issued final regulations restricting stock repurchases of recently converted stock savings institutions. These regulations prohibit repurchases in the first year following conversion and restrict repurchases in years two and three to five percent during any twelve-month period. The regulations, however, do permit an association to petition for a waiver of the regulatory limitations described above. As the Bank was the subject of a conversion in March, 1994, it is subject to these limitations on repurchases.

         STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES. Certain information required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission can be found in Part II, items 6., and 7., of this report entitled "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.  PROPERTIES

         At December 31, 1996, the Company conducts its business through its headquarters located in Louisville, Kentucky, and fourty-four full service banking offices, three loan production offices and three stand-alone ATM or drive-through locations. Of these business locations, 30 are owned by the Company and 21 are leased. The Company's forty-fifth full service banking office, located in New Albany, Indiana, opened for business on February 5, 1997. This location is owned by the Company.


ITEM 3.  LEGAL PROCEEDINGS

         A regular compliance examination by the OTS has raised questions about the accuracy of the Bank's Truth in Lending (TIL) disclosures on certain adjustable-rate mortgages. The TIL disclosure errors were brought about as a result of problems incurred in the use of certain computer programs for the calculation of the disclosures. Under applicable federal law, in certain circumstances, the fact that improper TIL disclosures were generated as a result of errors in a computer program may provide a defense. However, the OTS regional compliance director has rejected the Bank's computer error defense. As a result of that rejection, the Bank investigated the extent of the restitution which could be required under applicable law and determined that the most probable amount in the event that the computer error and other defenses are unsuccessful (along with related attorney fees) is $1.5 million. Management intends to aggressively assert available defenses to this proceeding and to attempt to minimize any damage award. In addition to current cash payments, the Bank would also be responsible in certain circumstances for reducing future mortgage interest payments on affected loans, a result of which would be reduced earnings for the Bank. Management does not believe that future interest payment reductions would have a material adverse effect on the financial condition or results of operations of the Bank or the Company.

         Except as discussed above, the Company and its subsidiaries are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The   Common   Stock  of  Great   Financial   Corporation   is   traded  in  the
over-the-counter market and is listed under the symbol "GTFN" on the NASDAQ National Market System. The stock began trading on March 31, 1994. The registered number of stockholders as of March 5, 1997, was 3,461.


Stock Data
                                                         Dividends
                                                          Paid Per
Year         Period               High         Low         Share
1996     First Quarter           24 3/4       22 1/2       $0.10
         Second Quarter          27 5/8       24 1/2       $0.12
         Third Quarter           29 1/4       25 1/4       $0.12
         Fourth Quarter          30           28 1/8       $0.12

1995     First Quarter           17 1/2       14 7/8       $0.08
         Second Quarter          19 1/8       13 3/8       $0.10
         Third Quarter           24           19           $0.10
         Fourth Quarter          24 1/8       20 1/8       $0.10


ITEM 6.  SELECTED FINANCIAL AND OTHER DATA


Set forth below are selected consolidated financial and other data of the Company. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.


                                                                        At December 31,
                                            -----------------------------------------------------------------------
                                                1996           1995         1994(1)        1993(2)         1992
                                            ------------  -------------  -------------  -------------  ------------
                                                                        (in thousands)
Selected Financial Data:
    Total assets                             $2,897,162     $2,486,256     $1,912,497     $1,738,121    $1,397,688
    Cash and cash equivalents                   126,323         84,167         17,013         13,662        11,579
    Securities                                  667,542        461,330        340,167        207,815       200,102
    Mortgage loans held for sale                 65,546        144,163         91,725        423,993       291,096
    Loans receivable, net                     1,867,511      1,667,363      1,362,086        998,321       791,995
    Federal Home Loan Bank stock                 34,816         21,917         17,304         13,677        10,796
    Mortgage servicing rights                    37,187         35,751         24,511         30,063        63,802
    Deposits                                  1,804,003      1,458,861      1,190,390      1,293,738     1,127,392
    Borrowed funds                              781,297        714,209        416,648        297,073       122,459
    Stockholders' equity/Retained earnings      280,454        287,110        284,636        128,653       131,575


                                                               For the Years Ended December 31,
                                            -----------------------------------------------------------------------
                                               1996           1995         1994(1)        1993(2)         1992
                                            ------------  -------------  -------------  -------------  ------------
                                                         (dollars in thousands except per share data)
Selected Operating Data:
    Interest income                            $199,255       $160,632       $119,466       $110,912      $106,693
    Interest expense                            123,417         98,088         61,120         57,927        64,628
                                            ------------  -------------  -------------  -------------  ------------
    Net interest income                          75,838         62,544         58,346         52,985        42,065
    Provision for loan losses                     2,586          2,283          1,786          4,659         1,702
                                            ------------  -------------  -------------  -------------  ------------
    Net interest income after provision
      for loan losses                            73,252         60,261         56,560         48,326        40,363
                                            ------------  -------------  -------------  -------------  ------------
    Non-interest income:
      Servicing fee income                       26,852         26,976         24,918         30,091        30,350
      Amortization of mortgage servicing
        rights                                   (7,739)        (6,391)        (7,429)       (44,739)      (16,370)
      Gain on sale of mortgage loans              6,890          4,308          7,203         12,800         6,152
      Gain on sale of mortgage servicing
        rights                                    2,519            170          4,780          2,588
      Other                                       7,316          4,370          4,512          3,232         1,966
                                            ------------  -------------  -------------  -------------  ------------
        Net non-interest income                  35,838         29,433         33,984          3,972        22,098
                                            ------------  -------------  -------------  -------------  ------------
    Non-interest expense:
      Compensation and benefits                  32,734         27,036         30,370         29,168        23,250
      Office occupancy and equipment              9,265          7,150          7,734          6,370         5,696
      Other non-interest expense                 36,627         21,607         20,945         21,422        17,456
                                            ------------  -------------  -------------  -------------  ------------
        Total non-interest expense               78,626         55,793         59,049         56,960        46,402
                                            ------------  -------------  -------------  -------------  ------------
    Income (loss) before income taxes and
      cumulative effect of change
      in accounting principle                    30,464         33,901         31,495         (4,662)       16,059
    Income tax expense (benefit)                 10,957         12,211         11,404         (2,709)        5,694
                                            ------------  -------------  -------------  -------------  ------------
    Income (loss) before cumulative effect
      of change in accounting principle          19,507         21,690         20,091         (1,953)       10,365

    Cumulative effect to January 1, 1993 of
      change in accounting for income taxes                                                     (969)
                                            ------------  -------------  -------------  -------------  ------------
    Net income (loss)                           $19,507        $21,690        $20,091        $(2,922)      $10,365
                                            ============  =============  =============  =============  ============
    Earnings per share:
      Primary                                     $1.36          $1.46          $1.05(3)
                                            ============  =============  =============
      Fully diluted                               $1.36          $1.44          $1.05(3)
                                            ============  =============  =============
    Cash dividends declared per share             $0.46          $0.38          $0.08
                                            ============  =============  =============
    Dividend payout ratio                         33.82%         26.39%          7.62%
                                            ============  =============  =============


                                                                    At or For the Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                         1996          1995         1994(1)       1993(2)         1992
                                                     ------------  ------------  ------------  ------------   ------------
Selected Financial Ratios and Other Data:
     Performance Ratios:
        Return on average assets                         0.73%         1.00%         1.16%        -0.19%          0.75%
        Return on average equity                         7.00%         7.78%         8.60%        -2.22%          8.20%
        Average equity to average assets                10.42%        12.89%        13.54%         8.47%          9.10%
        Equity to total assets                           9.68%        11.55%        14.88%         7.40%          9.41%
        Interest rate spread(4)                          2.38%         2.22%         2.82%         3.17%          2.66%
        Net interest margin(5)                           3.03%         3.07%         3.58%         3.66%          3.28%
        Operating expense to average assets              2.94%         2.58%         3.42%         3.66%          3.34%
        Average interest-earning assets to average
          interest-bearing liabilities                 113.19%       117.64%       120.51%       112.33%        112.28%

     Asset Quality Ratios:
        Non-performing loans to total loans(6)(8)        5.19%         5.52%         4.51%         3.95%          3.84%
        Non-performing assets to total assets(7)(8)      3.66%         4.16%         3.53%         3.33%          3.08%
        Allowance for loan losses to total loans         0.68%         0.64%         0.74%         0.70%          0.22%
        Allowance for loan losses to non-performing
          loans                                         13.11%        11.57%        16.49%        17.72%          5.77%
        Allowance for loan losses to non-performing
          assets                                        12.76%        11.44%        16.42%        17.48%          5.64%

     Other Data:
        Number of deposit accounts                    180,100       153,500       126,800       134,300        112,800
        Number of real estate loans in portfolio       24,000        23,400        21,100        20,000         15,000
        Number of real estate loans serviced for
          others                                       83,000        79,300        66,300        78,600         82,500
        Number of facilities:
          Full service offices                             44            41            36            39             30
          Loan origination offices                          3             3            12            13             13

     -------

     (1) The 1994 information includes the effects of the offering and sale of the Company's common stock in connection with the conversion on March 30, 1994 of the Bank from a federal mutual savings and loan association to a federal stock savings bank.

     (2) The 1993 information includes the effects of the write-down of the carrying value of purchased mortgage service rights in the amount of $23.3 million.

     (3) Earnings per share since conversion on March 30, 1994.

     (4) The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

     (5) The net interest margin represents net interest income as a percent of average interest-earning assets.

     (6) Non-performing loans consist of non-accrual loans, accruing loans 90 days or more past due, and restructured loans. Total loans include loans held for sale.

     (7) Non-performing assets consist of non-performing loans and foreclosed real estate owned.

     (8) Includes delinquent FHA/VA loans which have limited credit risk. See "Management's Discussion and Analysis -- Non-Performing Assets."



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Great Financial Corporation (GFC) became publicly held on March 30, 1994, when its wholly-owned subsidiary completed a conversion from a federal mutual savings and loan association to a federal stock savings bank, Great Financial Bank, FSB
(Bank). On July 14, 1995, GFC completed the acquisition of First Financial Shares, Inc. (FFS), the holding company for First Federal Savings Bank of Richmond, Kentucky (First Federal). On August 9, 1995, FFS merged into GFC, leaving First Federal as the second wholly-owned subsidiary of GFC. On July 7, 1996, First Federal merged with the Bank, reducing the number of GFC's wholly-owned subsidiaries to one. On June 7, 1996, GFC completed the acquisition of LFS Bancorp, Inc. (LFS), parent company of Lexington Federal Savings Bank, (Lexington Federal). LFS was dissolved upon acquisition and Lexington Federal merged with the Bank. The purpose of the discussion that follows is to provide insight into the consolidated financial condition and results of operations of GFC and its subsidiary, the Bank (collectively the Company). This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto printed elsewhere in this report.

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The results are also significantly affected by its mortgage banking activities which involve the origination, purchase, sale, servicing and subservicing of residential mortgage loans. The Company also generates non-interest income such as transactional fees and gain or loss on sale of mortgage loans, mortgage servicing rights and securities. In addition, commissions are earned from the sale of annuity, mutual fund and insurance products. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are significantly affected by its periodic amortization of mortgage servicing rights and by its provisions for loan losses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Any forward-looking statements included in this report or in any report included by reference, which reflect management's best judgment based on factors known, involve risks and uncertainties, as discussed above. Actual results could differ materially from those expressed or implied.

OVERVIEW

The Company's 1996 business activities continued to focus on the strategies adopted in 1994 following its conversion to a stock company. These strategies were to leverage the Company's capital base through internal and external growth in order to increase the return on stockholders' equity, and to focus on the delivery of retail banking products to new and existing customers in the primary market area of Kentucky and southern Indiana. As a result, the Company's assets increased 17%, or $411 million, to a total of $2.9 billion in 1996. Deposits increased 24% to $1.8 billion, and loans receivable increased 12% to $1.9 billion. Contributing significantly to this growth was the acquisition of Lexington Federal in June. At acquisition, Lexington Federal had total assets of approximately $240 million and operated four offices in central Kentucky.

The  long-awaited  recapitalization  of the Savings  Association  Insurance Fund
(SAIF), a major step toward merging the thrift and banking industries, occurred in September. The Deposit Insurance Funds Act of 1996 required all insured savings institutions to pay a special assessment of 65.7 cents for every $100 (0.657%) of applicable deposits held as of March 31, 1995. The Company took a charge in the 1996 third quarter of $6.3 million net of taxes, or $.45 per share, as required by this legislation. With the recapitalization of SAIF, the FDIC lowered the Company's federal deposit insurance rates by 72%, effective January 1, 1997, which will enhance earnings in future periods.

In 1996 the Company continued the stock repurchase plan initiative begun in 1995 to increase shareholder value by increasing earnings per share. The Company's fourth stock repurchase plan was announced in August, and calls for the repurchase of up to 5% or 709,000 shares of the Company's outstanding common stock. As of December 31, 1996, the Company had repurchased 2,415,000 shares of stock at an average cost of $20.23 per share under stock repurchase plans.

The quarterly cash dividend was increased by 20% in April.

ASSET/LIABILITY MANAGEMENT

The Company monitors its interest rate risk, or sensitivity of its net interest income to changes in interest rates, since the level of such risk significantly affects certain of its operating strategies. Net interest income is subject to volatility due to (i) a mismatch in the timing of maturity or repricing of interest-earning assets and interest-bearing liabilities and (ii) changes in the relative levels of interest rates for different maturities along the yield curve (i.e., the shape of the yield curve). An Asset/Liability Committee, established by the Bank's Board of Directors, is responsible for managing asset/liability policies and the Company's interest rate risk position. This committee meets monthly and reports interest rate risk levels and trends to the Board of Directors on a quarterly basis.

One means of evaluating the sensitivity of an institution's net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net interest income of an institution with a positive gap may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite result. Conversely, during a period of rising interest rates, the net interest income of an institution with a positive gap position may increase since it is able to increase the yield on its interest-earning assets more rapidly than the cost of its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite result.

The following interest rate sensitivity table sets forth the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturities of the asset or liability. The Company's loan prepayment and deposit decay rate assumptions are management's estimates derived from sources which the Asset/Liability Committee uses in monitoring the Company's interest rate risk position.

Specifically, the table assumes a 25% annual prepayment rate for adjustable-rate, single-family residential mortgage loans, substantially all of which reprice at a margin over a current index such as the weekly average yield of U.S. Treasury securities adjusted to a constant maturity of one-year (one-year Treasury index). Fixed-rate mortgage loans were assigned prepayment rates as follows:

                                                Assumed Annual
          Loan Interest Rate                   Prepayment Rate
        --------------------------------------------------------
          Less than 7%                                 7%

          7 to 7.99%                                   9%

          8 to 8.99%                                  15%

          9 to 9.99%                                  23%

          10% or greater                              20%

Decay rates estimate the annual rate at which balances in certain interest-bearing liability accounts will reprice or be transferred by the depositor to an account with a more favorable interest rate. The following table assumes that passbook savings and DDA accounts are repriced or withdrawn at the annual percentage rate of 20% in the first year, 53% of the remaining balance during years two and three, and 100% of the remaining balance during years four and five. Money market accounts are assumed to reprice within three months or less since rates on such accounts are adjusted to market conditions.


INTEREST RATE SENSITIVITY

                                                   Time to Repricing or Maturity from December 31, 1996
                                    -----------------------------------------------------------------------------------
                                                 4 Months     Over 1      Over 3      Over 5
                                     3 Months     through     through     through     through     Over 10
                                      or Less     1 year      3 Years     5 Years    10 Years      Years       Total
                                    ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                             (dollars in thousands)
Interest-earning assets:
  Loans receivable, net              $293,210    $499,268    $586,412    $154,176    $189,377    $145,068   $1,867,511
  Mortgage loans held for sale         65,546                                                                   65,546
  Mortgage-backed securities           45,109      87,906      88,221      66,875     108,266      78,291      474,668
  Debt and equity securities           79,880      28,571      15,464      66,653          15      37,107      227,690
  Other                                98,621                                                                   98,621
                                    ----------- ----------- ----------- ----------- ----------- ----------- -----------
    Total interest-earning assets     582,366     615,745     690,097     287,704     297,658     260,466    2,734,036
                                    ----------- ----------- ----------- ----------- ----------- -----------
    Non-interest-earning assets                                                                                163,126
                                                                                                            -----------
    Total assets                                                                                            $2,897,162
                                                                                                            ===========

Interest-bearing liabilities:
  Passbook accounts                     6,614      17,954      45,613      64,634                           $  134,815
  Demand deposit accounts               8,246      22,383      56,866      80,199                              167,694
  Money market accounts               199,282                                                                  199,282
  Certificate accounts                222,008     528,460     312,600      78,234      48,748          33    1,190,083
  Borrowed funds                      448,466     178,264      45,551      93,947      13,111       1,958      781,297
                                    ----------- ----------- ----------- ----------- ----------- ----------- -----------
    Total interest-bearing
      liabilities                     884,616     747,061     460,630     317,014      61,859       1,991    2,473,171
                                    ----------- ----------- ----------- ----------- ----------- -----------
    Non-interest-bearing liabilities
      and stockholders' equity                                                                                 423,991
                                                                                                            -----------
    Total liabilities and
      stockholders' equity                                                                                  $2,897,162
                                                                                                            ===========
Interest sensitivity gap            $(302,250)  $(131,316)  $ 229,467   $ (29,310)   $235,799    $258,475   $  260,865
                                    =========== =========== =========== =========== =========== =========== ===========
Cumulative interest sensitivity
  gap                               $(302,250)  $(433,566)  $(204,099)  $(233,409)     $2,390    $260,865
                                    =========== =========== =========== =========== =========== ===========
Cumulative net interest-earning
  assets as a percentage of
  interest-bearing liabilities          65.83%      73.43%      90.25%      90.31%     100.10%     110.55%
                                    =========== =========== =========== =========== =========== ===========
Cumulative interest sensitivity gap
  as a percentage of total assets      -10.43%     -14.97%      -7.04%      -8.06%       0.08%       9.00%
                                    =========== =========== =========== =========== =========== ===========


As the preceding table indicates, the Company has a moderate negative cumulative gap for assets and liabilities maturing or repricing within one year equal to 14.97% of total assets. Thus, decreases in interest rates during this time period would generally increase the Company's net interest income, while increases in interest rates would generally decrease the Company's net interest income. However, certain limitations are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in the market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable rate mortgage (ARM) loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their ARM loans may decrease in the event of an interest rate increase.

While the preceding table provides an indication of the sensitivity of the Company's net interest income to future changes in interest rates, it does not include any indication of the sensitivity to such changes of fee income earned by the Company on loans serviced for others. These fees are included in non-interest income in the Company's consolidated statements of income. The monthly fees received for servicing loans for others are calculated as a percentage of the principle balances of the loans being serviced. In periods of rising interest rates, when prepayments on loans generally decline, the servicing fee income on a given group of loans generally remains higher than if rates had not increased. The converse generally occurs in periods of falling interest rates. The rate at which mortgage servicing rights are amortized generally decreases during periods of rising interest rates and increases during periods of falling interest rates. Thus, the net servicing fees from the portfolio of loans serviced for others will generally remain higher when interest rates rise and will generally be reduced when interest rates fall.

The Company is also exposed to changes in interest rates in connection with its mortgage banking activities. As part of its mortgage banking activities, the Company originates loans for subsequent sale into the secondary market on either a servicing retained or servicing released basis. Between the time that origination commitments are issued and the time the loans are committed for sale, the Company is exposed to movements in the price (due to changes in interest rates) of such loans or of securities into which such loans are converted. The Company attempts to manage this risk by utilizing the sale of forward commitments through which the Company agrees to sell loans at a specified price on a future specified date. The amount of such forward commitments and the date on which they settle is based upon management's estimates of closing volumes and the expiration dates of the origination commitments. Differences between management's estimates and the volume or timing of actual loan originations or actual sales of loans can expose the Company to significant losses. This activity is managed daily. There can be no assurance that the Company will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table sets forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the years ended December 31, 1996, 1995 and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. For 1996 and 1995, average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. For 1994, average balances for debt and equity securities, other interest-earning assets, short-term borrowings and long-term borrowings are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields and costs.

                                                                     For the Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                  1996                             1995                            1994
                                     ------------------------------  -------------------------------   -----------------------------
                                                            Average                          Average                         Average
                                      Average                Yield/    Average                Yield/    Average               Yield/
                                      Balance     Interest    Cost     Balance     Interest    Cost     Balance    Interest    Cost
                                     ----------  ---------  -------  -----------  ---------  -------  -----------  --------  -------
                                                                         (dollars in thousands)
Assets:
  Interest-earning assets:
    Loans receivable, net (1)        $1,920,801   $157,893   8.22%    $1,662,707   $134,244   8.07%    $1,308,704   $99,975   7.64%
    Mortgage-backed securities (2)      456,617     33,186   7.27%       280,848     20,675   7.36%       172,693    12,463   7.22%
    Debt and equity securities (2)       80,749      5,159   6.39%        61,516      3,591   5.84%        91,688     4,658   5.08%
    Other                                20,061      1,039   5.18%        14,882        862   5.79%        40,524     1,529   3.77%
    FHLB stock                           28,280      1,978   6.99%        18,474      1,260   6.82%        14,758       841   5.70%
                                     ----------  ---------  -------  -----------  ---------  -------  -----------  --------  -------
      Total interest-earning
       assets                         2,506,508    199,255   7.95%     2,038,427    160,632   7.88%     1,628,367   119,466   7.34%
                                                 ---------  -------               ---------  -------               --------  -------
  Non-interest-earning assets           166,634                          125,843                           98,422
                                     ----------                      -----------                      -----------
  Total assets                       $2,673,142                       $2,164,270                       $1,726,789
                                     ==========                      ===========                      ===========
Liabilities and stockholders'
 equity:
  Interest-bearing liabilities:
    Passbook accounts                $  132,657      4,181   3.15%    $  128,633      4,103   3.19%    $  168,218     4,813   2.86%
    Demand deposit accounts             121,731      4,433   3.64%        55,111      1,479   2.68%        51,053     1,012   1.98%
    Money market accounts               174,646      8,343   4.78%       125,083      6,047   4.83%       113,744     3,427   3.01%
    Certificate accounts              1,104,532     65,024   5.89%       911,543     54,217   5.95%       799,050    40,009   5.01%
    Short-term borrowings               216,783     13,141   6.06%       268,303     16,326   6.08%       123,156     5,396   4.38%
    Long-term borrowings                464,088     28,295   6.10%       244,036     15,916   6.52%        96,030     6,463   6.73%
                                     ----------  ---------  -------  -----------  ---------  -------   ----------  --------  -------
      Total interest-bearing
       liabities                      2,214,437    123,417   5.57%     1,732,709     98,088   5.66%     1,351,251    61,120   4.52%
                                                 ---------  -------               ---------  -------               --------  -------
  Non-interest-bearing liabilities      180,110                          152,615                          141,813
                                     ----------                      -----------                       ----------
    Total liabilities                 2,394,547                        1,885,324                        1,493,064
  Stockholders' equity                  278,595                          278,946                          233,725
                                     ----------                      -----------                       ----------
  Total liabilities and stockholder  $2,673,142                       $2,164,270                       $1,726,789
                                     ==========                      ===========                       ==========

Net interest income / interest rate
  spread (3)                                      $ 75,838   2.38%                 $ 62,544   2.22%                 $58,346   2.82%
                                                 =========  =======               =========  =======               ========  =======
Net interest earning assets / net
   interest margin (4)               $  292,071              3.03%      $305,718              3.07%      $277,116             3.58%
                                     ==========             =======  ===========             =======   ==========            =======
Ratio of interest-earning assets
   to interest-bearing liabilities       113.19%                          117.64%                          120.51%
                                     ==========                      ===========                       ==========

-------------
(1)  Loans receivable, net include mortgage loans held for sale.
(2) Yields on securities do not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(3) Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.



RATE/VOLUME ANALYSIS

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

                                                  1996 vs. 1995                            1995 vs. 1994
                                      -------------------------------------    -------------------------------------
                                           Increase (Decrease) Due to               Increase (Decrease) Due to
                                      -------------------------------------    -------------------------------------
                                         Volume        Rate        Total          Volume        Rate        Total
                                      ------------  ----------  -----------    ------------  ----------  -----------
                                                                      (in thousands)
Interest-earning assets:
  Loans receivable, net (1)              $21,176      $2,473      $23,649         $28,314      $5,955      $34,269
  Mortgage-backed securities              12,778        (267)      12,511           7,957         255        8,212
  Debt and equity securities               1,204         364        1,568          (1,690)        623       (1,067)
  Other                                      221         (44)         177          (1,248)        581         (667)
  FHLB stock                                 685          33          718             235         184          419
                                      ------------  ----------  -----------    ------------  ----------   ----------
   Total                                  36,064       2,559       38,623          33,568       7,598       41,166
                                      ------------  ----------  -----------    ------------  ----------   ----------

Interest-bearing liabilities:
  Passbook accounts                          127         (49)          78          (1,220)        510         (710)
  Demand deposit accounts                  2,281         673        2,954              86         381          467
  Money market accounts                    2,368         (72)       2,296             371       2,249        2,620
  Certificate accounts                    11,367        (560)      10,807           6,086       8,122       14,208
  Short-term borrowings                   (3,123)        (62)      (3,185)          8,219       2,711       10,930
  Long-term borrowings                    13,479      (1,100)      12,379           9,659        (206)       9,453
                                      ------------  ----------  -----------    ------------  ----------   ----------
   Total                                  26,499      (1,170)      25,329          23,201      13,767       36,968
                                      ------------  ----------  -----------    ------------  ----------   ----------
Net change in net interest income        $ 9,565      $3,729      $13,294         $10,367     $(6,169)      $4,198
                                      ============  ==========  ===========    ============  ==========   ==========

-----------------

(1)  Loans receivable, net include mortgage loans held for sale.



COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 TO DECEMBER 31, 1995

The Company's total assets grew 16.5%, or $411 million, during 1996 to $2.9 billion. Contributing significantly to this increase was the acquisition of Lexington Federal, which was completed in the second quarter of 1996. Total assets acquired from Lexington Federal were approximately $240 million, including $128.2 million in net loans receivable and $56.5 million in investment securities. Deposits acquired from Lexington Federal totaled $168.2 million.

Net loans receivable totaled $1.9 billion at year-end, increasing 12.0% from year-end 1995. While the Company continues to focus on its one-to-four family residential mortgage lending business, it also is continuing to diversify its loan portfolio by pursuing both commercial and consumer loans. The following table summarizes the growth in each loan category during 1996:

                                                                       Loan Portfolio Composition
                                     1996 Loan Portfolio Growth              at December 31,
                                     --------------------------        --------------------------
                                        Amount      Percentage             1996          1995
                                     -----------   ------------        ------------  ------------
                                                        (dollars in thousands)
Loan category:
  One-to-four family residential      $ 50,094         3.7%                72.4%         78.6%
  Multi-family residential              18,761        14.2%                 7.8           7.8
  Commercial real estate                40,401        65.2%                 5.3           3.6
  Construction and land                 42,261        48.3%                 6.7           5.1
  Non-mortgage, primarily
   installment                          66,079        79.1%                 7.8           4.9
                                     -----------                       ------------  ------------
                                       217,596        12.7%               100.0%        100.0%
                                                                       ============  ============
  Undisbursed portion of loans,
   deferred fees and allowance
   for loan losses                     (17,448)
                                     -----------
  Loans receivable, net               $200,148        12.0%
                                     ===========

The Company is diversifing its loan portfolio to enhance portfolio yield. Commercial real estate loans, construction and land loans, and consumer loans generally have higher interest rates than one-to-four family residential loans since the credit risks associated with these types of lending are considered greater than those associated with one-to-four family residential lending. Management believes that the Bank has established appropriate underwriting standards and loan review systems for such loans to adequately evaluate and manage credit risks, thereby enabling the Company to increase loan portfolio yield without incurring excessive losses.

Mortgage loans held for sale at December 31, 1996 decreased $78.6 million from the balance outstanding at December 31, 1995, due to the timing of sales of loans to secondary market investors. Average outstanding mortgage loans held for sale during 1996 of $156.7 million exceeded average outstanding mortgage loans held for sale in 1995 of $119.7 million by $37.0 million. Mortgage loans originated for sale totaled $414.7 million for 1996, exceeding 1995 production of $324.0 million by $90.7 million. Interest rates related to mortgage lending remained at low levels throughout 1996 allowing the Company to originate a larger portfolio of loans for sale in the secondary market in 1996 than in 1995. Also, fewer mortgage loans were originated for the portfolio in line with the Company's strategy to diversify its loan portfolio.

Mortgage-backed securities increased $130.6 million or 38.0% in 1996. In addition to $37.1 million of mortgage-backed securities acquired from Lexington Federal, this increase was the result of the Company replacing certain lower yielding debt and equity securities with higher yielding mortgage-backed securities, and purchasing mortgage-backed securities funded by borrowings from the Federal Home Loan Bank (FHLB). The leveraged purchases were structured to increase the Company's assets without incurring significant interest rate risk. U.S. Government and agency obligations increased $76.7 million or 68.0% in 1996. A portion of this growth was the result of increased regulatory liquidity requirements due to growth in the Company's assets. The Company also invested excess liquidity available at year-end in short-term government securities.

Deposits increased $345.1 million or 23.7% in 1996. Approximately $184 million of this increase was due to growth in retail deposits attracted through advertising, competitive deposit rates and increased retail sales efforts. The balance of the increase was primarily from deposits acquired from Lexington Federal totaling $168.2 million, partially offset by a decrease of $10.3 million in custodial account balances.

Borrowed funds increased $67.1 million or 9.4% during 1996, with long-term FHLB advances increasing by $65.3 million and short-term borrowings increasing by $1.8 million. The Company increased long-term fixed and variable rate borrowings with the FHLB to fund purchases of mortgage-backed securities.

Stockholders' equity totaled $280.5 million at December 31, 1996, down $6.7 million from the previous year-end. Equity as a percentage of total assets decreased from 11.5% at year-end 1995 to 9.7% at year-end 1996. This leveraging of capital was the result of the Company purchasing 813,000 shares of stock under stock repurchase programs at a cost of $20.7 million, internal growth in assets, the cash acquisition of Lexington Federal and dividends declared of $6.1 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

OVERVIEW. The Company's net income was $19.5 million in 1996 compared to $21.7 million in 1995. This decline was due to the one-time charge of $6.3 million net of taxes required to recapitalize SAIF.

NET INTEREST INCOME. Net interest income increased 21.3%, or $13.3 million, in 1996 versus 1995. This increase was due to growth in the Company's balance sheet and an increase in the interest rate spread.

Average interest-earning assets and average interest-bearing liabilities increased $468.1 million and $481.7 million, respectively, in 1996 versus 1995, resulting in a $9.6 million increase in net interest income. These average balance increases were the result of growth from normal business operations and the acquisition of Lexington Federal.

The average yield on interest-earning assets rose from 7.88% in 1995 to 7.95% in 1996, primarily due to a shift in the loan portfolio mix to a lower percentage of one-to-four residential loans and a larger percentage of higher yielding commercial and consumer loans. The average cost of interest-bearing liabilities decreased from 5.66% in 1995 to 5.57% in 1996. This decease in cost of funds was primarily due to a shift in certificate of deposit accounts to shorter maturities, and lower interest rates. These average rate changes for interest-earning assets and interest-bearing liabilities resulted in a $3.7 million increase in net interest income and an increase in the interest rate spread from 2.22% in 1995 to 2.38% in 1996. Net interest margin declined from 3.07% in 1995 to 3.03% in 1996 primarily due to the effect of stock repurchases on net interest-earning assets.

PROVISION FOR LOAN LOSSES. In evaluating the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio, management regularly analyzes many factors. These factors include the status of specific loans in the portfolio, changes in the mix and geographic dispersion of the loan portfolio, trends in non-performing assets, growth of the loan portfolio, actual loss experience, comparisons to general industry practices including peer group statistics, an assessment of general trends in the real estate market and in commercial and consumer lending, and current and prospective economic and regulatory conditions.

While the provision for loan losses increased in 1996 from the year before, as a percentage of average loans it decreased from 0.14% in 1995 to 0.13% in 1996. As a percentage of average loans, net charge-offs decreased from 0.10% in 1995 to 0.07% in 1996. The decrease in net charge-offs included a decrease of $917,000 in net real estate charge-offs, partially offset by an increase of $549,000 in net consumer loan charge-offs. The increase in net consumer loan charge-offs was primarily due to growth in the outstanding balances of consumer loans over the previous year. As a percentage of total loans, including mortgage loans held for sale, the allowance for loan losses increased from 0.64% at December 31, 1995 to 0.68% at December 31, 1996.

NON-INTEREST INCOME. The increase of $6.4 million in non-interest income in 1996 from 1995 was substantially due to increases in gain on sale of mortgage loans and mortgage servicing rights, partially offset by an increase in amortization of mortgage servicing rights. The favorable interest rate environment related to mortgage lending allowed the Company's mortgage banking business to originate a larger number of loans for sale in the secondary market in 1996 than in 1995, resulting in an increase of $2.6 million in gain on sale of mortgage loans. The increase of $2.3 million in gain on sale of servicing rights for 1996 in comparison to 1995, was due to an increase in bulk sales of servicing rights. Servicing rights related to $196 million of mortgage loans were sold in 1996. The Company actively manages interest rate prepayment risk inherent in its mortgage banking business by periodically selling mortgage servicing rights. The increased amortization of mortgage servicing rights of $1.3 million in 1996 from 1995, was primarily due to increased investments in mortgage servicing rights during 1995 and 1996.

The increase in other non-interest income of $2.3 million for 1996 in comparison to 1995, was primarily due to increases in service charges attributable to growth in transaction accounts and increased fee income from sales of investment products.

NON-INTEREST EXPENSE. In 1996 non-interest expense increased $22.8 million in comparison with 1995. A significant portion of this increase was due to the special insurance premium assessed to recapitalize SAIF. The Company's assessment, based on applicable deposits, was $9.7 million. Without this one-time charge, non-interest expense as a percentage of average assets remained constant at 2.58% in comparison with 1995, indicating that operating expenses are increasing proportionate to the Company's growth.

Increases in compensation and benefits resulted primarily from a reduction in deferrals of origination costs in connection with the shift in origination of single family loans from portfolio production to secondary market production, as well as the cost of additional staff required to deliver and support an expanded line of retail banking and investment products. Also, a portion of this increase was attributable to an increase in the cost of the employee stock ownership plan due to the higher average market price of the Company's stock in 1996.

Occupancy and equipment expense increased as a result of banking office construction and renovation initiated to enhance service to retail banking customers.

The rise in other non-interest expense was primarily due to a charge of $1.5 million for possible reimbursement to borrowers based on the determination by the Office of Thrift Supervision (OTS) that Truth-in-Lending disclosures on certain adjustable rate mortgages were inaccurate (see note 14 of Notes to Consolidated Financial Statements), and increased expenses related to increased payoffs of serviced loans and increased costs associated with growth in the number of defaulted FHA/VA loans being serviced.

INCOME TAX EXPENSE. The effective income tax rate was 36.0% for both 1996 and 1995.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1995 TO DECEMBER 31, 1994

The Company's total assets grew by 30.0% during 1995 to $2.5 billion. Of the growth of $574 million in total assets, $305 million was in loans receivable, $52 million was in loans held for sale, and $121 million was in securities.

In 1995 the Company initiated a strategy to enhance loan portfolio yield by reducing the percentage of one-to-four family residential loans in the portfolio mix. This resulted in one-to-four family residential loan decreasing from 82.9% of the loan portfolio in 1994 to 78.6% of the portfolio in 1995; and commercial, construction and consumer loans increasing to 21.4% of the loan portfolio in 1995 from 17.1% in 1994. These results also include loans totaling $100.4 million obtained in the acquisition of First Federal.

The substantial growth in the loans was achieved even though total mortgage loan originations and purchases amounted to $891 million, down from $1.5 billion in 1994. Most of this decline was in origination of single family loans for sale in the secondary market which followed a decrease in mortgage loan refinancing activity. This decline was also attributed to aggressive contraction of the Company's mortgage banking operations begun in the 1994 fourth quarter to focus on the delivery of consumer-oriented banking products and services to customers in the Company's primary market area of Kentucky and southern Indiana. While medium- to long-term interest rate levels during 1995 were generally lower than in 1994, loan prepayments remained fairly stable throughout the year.

Mortgage loans held for sale at December 31, 1995 increased over the balance at December 31, 1994 due to the shift in the mix of single family loan production in mid-1995 from portfolio production to secondary market production.

Growth of $11.6 million in mortgage servicing rights during 1995 included the acquisition of $1.0 billion of GNMA servicing on March 31, 1995 at a cost of $15.4 million and the capitalization of $1.7 million of originated mortgage servicing rights following the adoption of Statement of Financial Accounting Standards (SFAS) No. 122 effective July 1, 1995. Total loans serviced for others amounted to $5.2 billion at December 31, 1995, up from $4.6 billion a year earlier.

Deposits increased by $268.5 million or 22.6% during 1995. Most of this growth was in certificates of deposit and resulted from expanded advertising and marketing efforts, the introduction of new products in 1995, increases in certain retail deposit rates and deposits of $105.0 million obtained in the acquisition of First Federal.

Borrowed funds grew by $297.6 million or 71.4% in 1995. The additional borrowed funds were used primarily to fund the purchase of mortgage-backed securities and loan originations. In order to reduce borrowing costs, the Company repaid in the 1995 first quarter most of its short-term advances from the FHLB from the proceeds of securities sold under agreements to repurchase. Also, in response to reduced interest rates in mid-1995, the Company repaid certain of its short-term borrowings with long-term advances from the FHLB.

Stockholders' equity at December 31, 1995 totaled $287.1 million, up $2.5 million from a year earlier. The Company's stockholders' equity as a percent of total assets decreased from 14.88% at the beginning of the year to 11.55% at the end of the year. This leveraging of capital resulted from the substantial internal growth in assets, the cash acquisition of First Federal, completion of two stock repurchase programs in which a total of 1.6 million shares at a cost of $28.3 million were purchased, and continuation of a quarterly dividend. No shares were purchased in 1995 under a third stock repurchase plan announced in November 1995.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 1995 AND
1994

OVERVIEW. The Company's net income of $21.7 million in 1995 was up 8.0% over the 1994 net income of $20.1 million. This improvement resulted from increased net interest income and reduced operating expenses, partially offset by a reduction in non-interest income. The impact of adopting SFAS No. 122 was an increase in net income of $1.1 million in 1995.

NET INTEREST INCOME. An increase of $4.2 million or 7.2% in net interest income for 1995 over 1994 was achieved primarily through substantial growth in the Company's interest-earning assets and interest-bearing liabilities. This growth caused net interest income to increase by $10.4 million, more than offsetting the decrease of $6.2 million caused by changes in rates.

The average balance of interest-earning assets grew by $410.1 million, while the average balance of interest-bearing liabilities grew by $381.5 million. The Company's growth in interest-earning assets was concentrated in loans and mortgage-backed securities, while the growth in interest-bearing liabilities was primarily in certificates of deposit and borrowed funds. The average yield on interest-earning assets increased from 7.34% in 1994 to 7.88% in 1995, while the average cost of interest-bearing liabilities increased more sharply from 4.52% in 1994 to 5.66% in 1995. As a result of these rate changes, the average interest rate spread declined from 2.82% to 2.22%. The combined effect of these volume and rate changes reduced the net interest margin from 3.58% to 3.07%.

PROVISION FOR LOAN LOSSES. While the provision for loan losses increased in 1995 from the year before, as a percentage of average loans it remained at 0.14%. As a percentage of average loans, net charge-offs increased slightly from 0.09% in 1994 to 0.10% in 1995. The increase in net charge-offs was largely from the non-mortgage consumer loan portfolio which grew substantially in 1995. As a percentage of total loans, including mortgage loans held for sale, the allowance for loan losses decreased from 0.74% at December 31, 1994 to 0.64% at December 31, 1995.

NON-INTEREST INCOME. The decrease of $4.6 million in total non-interest income in 1995 from 1994 resulted primarily from the substantial decrease in gain on sale of mortgage servicing rights. The 1994 gain of $4.8 million was from a bulk sale of servicing rights. Servicing rights are sold on a bulk basis or a flow basis to control prepayment risk and take advantage of market opportunities. In addition, 1994 non-interest income included a $1.2 million gain on sale of equipment. Servicing fee income increased 8.3% as the portfolio of loans serviced and subserviced for others grew during 1995, while amortization of mortgage servicing rights decreased by 14.0% as prepayment rates on mortgage loans remained at fairly low levels throughout 1995. Gain on sale of mortgage loans dropped sharply from the 1994 level as the volume of loan originations for sale declined. The decrease in origination volumes was due both to a reduction in the level of mortgage loan refinancing activity and the Company's strategy to focus its originations in its primary market area of Kentucky and southern Indiana. Excluding gain (loss) on sales of equipment and securities from both 1994 and 1995, growth of 25.0% was achieved in other non-interest income, resulting primarily from increases in fees on new and existing retail loan and deposit products. The Company invested significantly in training and technology during 1995 to cross-sell these products to existing customers.

NON-INTEREST EXPENSE. Total non-interest expense was 5.5% less than in 1994. As a percent of average assets, non-interest expenses were 2.58%, down from 3.42% for 1994. This reduction was achieved primarily from aggressive contraction of the Company's mortgage banking operations begun in June 1994 in response to much lower loan origination volumes and further efficiencies gained when those operations were merged into the Bank on January 1, 1995. As a result of these efficiencies, compensation and benefits totaled 11.3% less in 1995, even with the increased cost for the employee stock ownership plan resulting primarily from the higher average market price of the Company's stock in 1995. Office occupancy and equipment costs decreased 7.8% due to contraction of mortgage banking operations, net of increased facility costs associated with banking office construction and renovation. Advertising and marketing costs increased 26.5% as the Company continued a new identity campaign begun in the fourth quarter of 1994 and promoted several new retail banking products introduced in 1995. The rise in other non-interest expense was largely due to increased costs associated with a $1.0 billion GNMA servicing portfolio.

INCOME TAX EXPENSE. The effective income tax rate for 1995 was 36.0%, a small decrease from 36.2% for 1994.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing assets at the dates indicated.

                                                           At December 31,
                                                  1996          1995          1994
                                                --------      --------       -------
                                                       (dollars in thousands)
Non-performing loans:
  Non-accrual loans                             $  7,185      $  7,446       $ 5,330
  Accruing loans which are
   contractually past due 90 days
   or more:
    FHA/VA loans                                  88,185        88,852        57,723
    Other loans                                    5,931         3,865         1,868
  Restructured loans                               1,992         2,033         2,243
                                               ----------    ----------    ----------
  Total non-performing loans                     103,293       102,196        67,164
Real estate owned                                  2,815         1,136           278
                                               ----------    ----------    ----------
Total non-performing assets                     $106,108      $103,332       $67,442
                                               ==========    ==========    ==========
Non-performing loans to total loans:
  Including FHA/VA loans                            5.19%         5.52%         4.51%
  Excluding FHA/VA loans                            0.76%         0.72%         0.63%

Non-performing assets to total assets:
  Including FHA/VA loans                            3.66%         4.16%         3.53%
  Excluding FHA/VA loans                            0.62%         0.58%         0.51%

Allowance for loan losses to total loans            0.68%         0.64%         0.74%

Allowance for loan losses to
 non-performing loans:
  Including FHA/VA loans                           13.11%        11.57%        16.49%
  Excluding FHA/VA loans                           89.61%        88.59%       104.19%

Allowance for loan losses to
 non-performing assets:
  Including FHA/VA loans                           12.76%        11.44%        16.42%
  Excluding FHA/VA loans                           75.53%        81.63%       101.21%


Certain accruing FHA/VA loans which are contractually past due 90 days or more are purchased by the Company from GNMA pools it services. The Company also purchases portfolios of insured FHA and guaranteed VA loans, most of which are 90 days or more past due, from third parties. At December 31, 1996, the Company held in its portfolio $144.7 million of FHA/VA loans most of which were delinquent at the time of purchase. Such loans totaled $128.7 million at December 31, 1995.

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

The FHA/VA loans acquired from third parties are purchased at a discount adequate to compensate the Company for the credit and interest rate risks associated with their purchase. The Company purchased $4.5 million of insured FHA and guaranteed VA loans from third parties during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing debt securities, advances from the FHLB, and other borrowed funds. Proceeds from mortgage banking activities are also a source of funds. While scheduled maturities of debt securities and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are greatly influenced by the general level of interest rates, economic conditions, and competition.

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For December 1996, the Bank had liquidity and short-term liquidity ratios of 8.05% and 4.29%, respectively.

At December 31, 1996, the Company had commitments outstanding to originate loans totaling $93.1 million, some of which were to be originated for sale in the secondary market. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank is subject to various regulatory capital requirements administered by the OTS. Currently, the minimum required levels are a tangible capital ratio of 1.5% of tangible assets, a core capital ratio of 3.0% of adjusted tangible assets, and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 1996, the Bank's capital substantially exceeded each of the OTS capital requirements.

In accordance with federal regulations, at the time the Bank converted to a stock institution, the Bank restricted a portion of retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder is entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Under current regulations, the Bank is not permitted to pay dividends to the Parent Company on its stock after the conversion if its regulatory capital would thereby be reduced below (i) the amount then required for the aforementioned liquidation account or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and on a pro forma basis after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the OTS in any calendar year up to the greater of (i) 100% of its net income to date during such calendar year plus the amount that would reduce by one-half its capital surplus ratio at the beginning of such calendar year, or (ii) 75% of its net income for the most recent four quarters. At December 31, 1996, the Bank would be permitted to pay up to $70.8 million in dividends to the Parent Company under these regulations.

The Company paid its initial quarterly cash dividend of $.08 during the 1994 fourth quarter. The quarterly dividend rate was increased 25% to $.10 per share during the second quarter of 1995 and was again increased during the second quarter of 1996 by 20% to $.12 per share. Total dividends of $.46 per share were paid during 1996 and represented a dividend payout ratio of 33.8%. Although the Company intends to pay a quarterly cash dividend, the payment of future dividends will depend on consolidated earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory or statutory restrictions.

During 1996 the Company repurchased 813,000 shares of its outstanding common stock at a total cost of $20.7 million pursuant to two Stock Repurchase Plans. This included 67,000 shares under the plan announced in August 1996 for the purchase of up to 709,000 shares. Management determined that the repurchases were in the best interest of the Company's shareholders and that the Company remained well capitalized.

IMPACT OF NEW LEGISLATION

The Small Business Job Protection Act passed by Congress in August 1996 included a provision that repealed the percentage of taxable income bad debt deduction for federal income tax purposes. The Bank used this method to determine its bad debt deduction when computing federal taxes in applicable years. This new legislation also requires recapture of the excess of bad debt reserves over the base year reserves (December 31, 1987). For years subsequent to the base year, a deferred tax liability has been recorded by the Bank for an amount equal to the excess of the bad debt reserves over the base year reserves; thus no additional tax liability is required as a result of this legislation. Under the new legislation, the Bank is required to use the specific charge-off method to calculate the bad debt deduction for federal income tax purposes. The new legislation is effective for calendar years beginning after December 31, 1995.

The Deposit Insurance Funds Act of 1996 was passed by Congress and signed into law by the President on September 30, 1996. This legislation includes provisions designed to recapitalize SAIF and required all insured savings institutions to pay a special assessment of 65.7 cents for every $100 (0.657%) of applicable deposits held as of March 31, 1995. The Company took a charge in the third quarter of $6.3 million net of taxes, or $.45 per share, as required by this legislation. As a result of the recapitalization, the FDIC lowered SAIF premiums from $0.23 per $100 of insured deposits to $0.064 per $100 of insured deposits, thereby lowering the Company's federal deposit insurance rates by 72%, effective January 1, 1997, which will enhance earnings in future periods.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires adoption for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

The accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities provided by this statement are based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The statement requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold and the interests retained, if any, based on their relative fair values at the date of transfer. Liabilities and derivatives incurred or obtained as part of a transfer of financial assets are required to be initially measured at fair value, if practicable. This statement also requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values.

SFAS No. 125 is not expected to have a material effect on the Company's financial condition or results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Board of Directors
Great Financial Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Great Financial Corporation and subsidiary (Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1995 the Company implemented Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights", and in 1994 the Company changed its method of accounting for securities to conform with SFAS No. 115.




/s/ Deloitte & Touche LLP
February 10, 1997
Louisville, Kentucky

GREAT FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                              1996          1995
                                                                 (in thousands,
                                                               except share data)

ASSETS:
  Cash and cash equivalents                                $  126,323    $   84,167
  Available-for-sale securities, at fair value                667,542       461,330
  Mortgage loans held for sale                                 65,546       144,163
  Loans receivable, net of allowance for loan losses
    of $13,538 (1996)and $11,821 (1995)                     1,867,511     1,667,363
  Federal Home Loan Bank stock, at cost                        34,816        21,917
  Property and equipment                                       34,127        26,871
  Mortgage servicing rights                                    37,187        35,751
  Other assets                                                 64,110        44,694
                                                           ----------    ----------
TOTAL ASSETS                                               $2,897,162    $2,486,256
                                                           ==========    ==========
LIABILITIES:
  Deposits:
    Non-interest bearing                                   $  112,129    $  103,969
    Interest bearing                                        1,691,874     1,354,892
                                                           ----------    ----------
      Total depdosits                                       1,804,003     1,458,861
  Borrowed funds                                              781,297       714,209
  Other liabilities                                            31,408        26,076
                                                           ----------    ----------
           Total liabilities                                2,616,708     2,199,146
                                                           ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000
    shares authorized and unissued
  Common stock, $.01 par value; 24,000,000 shares
    authorized; 16,531,250 shares issued                          165           165
  Additional paid-in capital                                  162,279       159,786
  Retained earnings - subject to restrictions                 177,201       163,822
  Treasury stock, 2,414,518 (1996) and
    1,608,355 (1995) shares, at cost                          (48,845)      (28,230)
  Unearned ESOP shares                                        (10,194)      (11,296)
  Unearned compensation - stock compensation plans             (3,058)       (4,359)
  Net unrealized gains on available-for-sale
    securities                                                  2,906         7,222
                                                           ----------    ----------

           Total stockholders' equity                         280,454       287,110
                                                           ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,897,162    $2,486,256
                                                           ==========    ==========

See notes to consolidated financial statements.


GREAT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996         1995         1994
                                                                  (in thousands,
                                                             except per share amounts)

INTEREST INCOME:
  Loans                                                 $157,893     $134,244     $ 99,975
  Securities                                              40,323       25,526       17,962
  Other                                                    1,039          862        1,529
                                                        --------     --------     --------
   Total interest income                                 199,255      160,632      119,466
                                                        --------     --------     --------
INTEREST EXPENSE:
  Deposits                                                81,981       65,846       49,261
  Borrowed funds                                          41,436       32,242       11,859
                                                        --------     --------     --------
   Total interest expense                                123,417       98,088       61,120
                                                        --------     --------     --------
NET INTEREST INCOME                                       75,838       62,544       58,346
PROVISION FOR LOAN LOSSES                                  2,586        2,283        1,786
                                                        --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       73,252       60,261       56,560
                                                        --------     --------     --------
NON-INTEREST INCOME:
  Servicing fee income                                    26,852       26,976       24,918
  Amortization of mortage servicing rights                (7,739)      (6,391)      (7,429)
  Gain on sale of mortgage loans                           6,890        4,308        7,203
  Gain on sale of mortgage servicing rights                2,519          170        4,780
  Gain on sale of securities                                 848          221
  Other                                                    6,468        4,149        4,512
                                                        --------     --------     --------
   Net non-interest income                                35,838       29,433       33,984
                                                        --------     --------     --------
NON-INTEREST EXPENSE:
  Compensation and benefits                               32,734       27,036       30,370
  Office occupancy and equipment                           9,265        7,150        7,734
  Office supplies, postage and telephone                   5,045        4,481        4,750
  Advertising and marketing                                3,231        2,549        2,015
  State tax on deposits                                    1,675        1,452        1,299
  Federal deposit insurance premiums                      13,133        2,892        2,934
  Other                                                   13,543       10,233        9,947
                                                        --------     --------     --------
   Total non-interest expense                             78,626       55,793       59,049
                                                        --------     --------     --------
INCOME BEFORE INCOME TAXES                                30,464       33,901       31,495
INCOME TAX EXPENSE                                        10,957       12,211       11,404
                                                        --------     --------     --------
NET INCOME                                              $ 19,507     $ 21,690     $ 20,091
                                                        ========     ========     ========
EARNINGS PER SHARE:
  Primary                                               $   1.36     $   1.46
  Fully diluted                                         $   1.36     $   1.44

EARNINGS PER SHARE SINCE CONVERSION ON MARCH 30, 1994                             $   1.05

See notes to consolidated financial statements.


GREAT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (in thousands, except per share amounts)

                                                                                                               Net Unrealized
                                                                              Treasury                         Gains (Losses)
                                          Common Stock  Additional              Stock     Unearned             on Available-
                                          -------------  Paid-in   Retained -------------    ESOP    Unearned    for-Sale
                                          Shares Amount  Capital   Earnings Shares Amount  Shares  Compensation  Securites   Total
Balance, January 1, 1994                                           $128,653                                                $128,653

 Cumulative effect to January 1, 1994,
  of change in accounting for securities                                                                          $2,454      2,454
 Proceeds from sale of common stock,
  net of costs of issuance of $4,239      16,531  $165  $160,909                         $(13,225)                          147,849
 Shares purchased for stock compensation
  plans                                                   (3,058)                                    $(6,613)                (9,671)
 Net income                                                          20,091                                                  20,091
 Cash dividends declared ($0.08 per share)                           (1,216)                                                 (1,216)
 Fair value of shares committed to be
  released from ESOP plan                                    526                              827                             1,353
 Compensation expense under stock
  compensation plans                                                                                     957                    957
 Net change in unrealized gains (losses)
  on available-for-sale securities                                                                                (5,834)    (5,834)
                                         -------  ----  --------   -------- ------ ------ --------   --------     -------  ---------
Balance, December 31, 1994                16,531   165   158,377    147,528               (12,398)    (5,656)     (3,380)   284,636
                                         -------  ----  --------   -------- ------ ------ --------   --------     -------  ---------

Net Income                                                          21,690                                                  21,690
Cash dividends declared ($0.38 per share)                          (5,376)                                                  (5,376)
Fair value of shares committed to be
  released from ESOP plan                                  1,047                              1,102                          2,149
Compensation expense under stock
  compensation plans                                                                                   1,297                 1,297
Net change in unrealized gains (losses)
  on available-for-sale securities                                                                                10,602    10,602
Purchase of treasury stock                                                  1,611  (28,277)                                (28,277)
Exercise of stock options                                             (20)     (3)      47                                      27
Other                                                        362                                                               362
                                         -------  ----  -------- --------  ------  -------  --------  --------   -------  ---------
Balance, December 31, 1995                16,531   165   159,786  163,822   1,608  (28,230) (11,296)   (4,359)     7,222   287,110
                                         -------  ----  -------- --------  ------  -------  --------  --------   -------  ---------

Net income                                                         19,507                                                   19,507
Cash dividends declared ($0.46 per share)                          (6,095)                                                  (6,095)
Fair value of shares committed to be
  released from ESOP plan                                  1,827                              1,102                          2,929
Compensation expense under stock
  compensation plans                                                                                    1,301                1,301
Net change in unrealized gains (losses)
  on available-for-sale securities                                                                                (4,316)   (4,316)
Purchase of treasury stock                                                    813  (20,748)                                (20,748)
Exercise of stock options                                             (33)     (7)     133                                     100
Other                                                        666                                                               666
                                         -------  ----  -------- --------  ------  -------  --------  --------   -------  ---------
Balance, December 31, 1996                16,531  $165  $162,279 $177,201   2,414 $(48,845)$(10,194)  $(3,058)    $2,906  $280,454
                                         =======  ====  ======== ========  ======  =======  ========  ========   =======  =========

See notes to consolidated financial statements.


GREAT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996            1995            1994
                                                                                         (in thousands)
OPERATING ACTIVITIES:
 Net income                                                                 $  19,507      $  21,690       $  20,091
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of:
   Deferred fees                                                               (1,627)        (5,452)         (1,593)
   Mortgage servicing rights                                                    7,739          6,391           7,429
   Discounts on securities                                                       (315)          (490)         (1,087)
   Intangible assets                                                              659            244             121
  Depreciation and amortization of property and equipment                       3,484          2,904           2,841
  Provision for loan losses                                                     2,586          2,283           1,786
  ESOP and stock compensation plans expense                                     4,230          3,446           2,310
  Net gain on sale of available-for-sale securities                              (848)          (221)
  Gain on sale of mortgage loans                                               (6,890)        (4,308)         (7,203)
  Gain on sale of mortgage servicing rights                                    (2,519)          (170)         (4,780)
  Proceeds from sales of loans                                                500,220        275,936       1,184,925
  Originations and purchases of loans held for sale                          (414,643)      (324,066)       (854,574)
  Net (gain) loss on sales of property and equipment and other assets              19            522          (1,046)
  Federal Home Loan Bank stock dividend                                        (1,977)        (3,601)           (841)
  Changes in assets and liabilities, net of business acquired:
   Accrued interest receivable                                                 (1,457)        (5,457)         (3,575)
   Other assets                                                                12,315          1,428             249
   Other liabilities                                                           (9,301)        (4,701)          2,555
                                                                            ----------     ----------      ----------
     Net cash provided by (used in) operating activities                      111,182        (33,622)        347,608
                                                                            ----------     ----------      ----------
INVESTING ACTIVITIES:
 Purchases of available-for-sale securities                                  (431,528)      (159,607)       (411,745)
 Maturities of available-for-sale securities                                   84,406         35,230         241,492
 Principal collected on mortgage-backed securities                             62,604         35,677          29,870
 Proceeds from sale of available-for-sale securities                          128,045          3,966
 Increase in loans receivable                                                 (75,705)      (210,078)       (353,753)
 Purchase of Lexington Federal Savings Bank,
  net of cash and cash equivalents acquired                                   (30,363)
 Purchase of First Federal Savings Bank of Richmond
  net of cash and cash equivalents acquired                                                   (9,142)
 Purchases of property and equipment and other assets                          (9,067)        (3,815)         (7,790)
 Proceeds from sale of property and equipment                                     394            204           1,717
 Originations of mortgage servicing rights                                     (4,928)        (1,693)
 Purchases of mortgage servicing rights                                        (4,337)       (13,754)         (2,430)
 Proceeds from sale of mortgage servicing rights                                2,609            170           5,083
 Purchases of Federal Home Loan Bank stock                                     (9,247)
 Proceeds from sale of other real estate owned                                  1,313
                                                                            ----------     ----------      ----------
     Net cash used in investing activities                                   (285,804)      (322,842)       (497,556)
                                                                            ----------     ----------      ----------

GREAT FINANCIAL CORPORATION

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996            1995            1994
                                                                                          (in thousands)
FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                                                 $147,849
 Increase (decrease) in deposits                                           $176,989         $163,714        (103,348)
 Increase in short-term borrowings                                            1,795           43,593           3,988
 Long-term advances from Federal Home Loan Bank                              90,758          250,985         125,000
 Payments on long-term advances from Federal Home Loan Bank                 (25,793)          (4,404)         (9,413)
 Dividends paid                                                              (6,095)          (5,376)         (1,216)
 Purchases of treasury stock                                                (20,748)         (28,277)
 Exercise of stock options                                                      100               27
 Purchase of shares for recognition and retention plans                                                       (9,671)
 Other                                                                         (228)           3,356             110
                                                                          ----------       ----------      ----------
     Net cash provided by financing activities                              216,778          423,618         153,299
                                                                          ----------       ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    42,156           67,154           3,351
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 84,167           17,013          13,662
                                                                          ----------       ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $126,323         $ 84,167        $ 17,013
                                                                          ==========       ==========      ==========
CASH PAID DURING THE YEAR FOR:
 Interest                                                                  $122,231         $ 96,440        $ 61,185
 Income taxes                                                              $  5,371         $  8,688        $  9,499

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Additions to real estate acquired in settlement of loans                  $  3,231         $  2,145        $    163


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONVERSION, PRINCIPLES OF CONSOLIDATION AND BUSINESS - On March 30, 1994, Great Financial Federal completed a conversion from a federal mutual savings and loan association to a federal stock savings bank, Great Financial Bank, FSB (Bank). All stock of the Bank was issued to Great Financial Corporation (Parent Company), a holding company formed in connection with the conversion. Simultaneously, the Parent Company completed an offering and sale of its common stock. The accompanying consolidated financial statements include the accounts of Great Financial Corporation and its subsidiary, Great Financial Bank, FSB (collectively the Company). All significant intercompany balances and transactions have been eliminated.

      The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earnings assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The results are also significantly affected by its mortgage banking activities which involve the origination, purchase, sale, servicing and subservicing of residential mortgage loans. Non-interest income from mortgage banking activities includes mortgage servicing fee income and net gains on sale of mortgage loans and mortgage servicing rights.

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

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell.

      SECURITIES - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value and consist of debt and mortgage-backed securities and certain equity securities. Unrealized holding gains and losses, net of income tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

      Federal Home Loan Bank stock is not considered to be a marketable equity security under SFAS No. 115 and, therefore, is carried at cost.

      MORTGAGE LOANS HELD FOR SALE - Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or aggregate market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into forward delivery contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such forward delivery contracts. The Company also provides currently for any losses on uncovered commitments to lend or sell.

      LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding net of unearned discount, net deferred loan origination fees, undisbursed portions of loans in process and allowance for loan losses.

      Loan origination fees net of certain direct loan origination costs are deferred and recognized over the contractual lives of the related loans as an adjustment of the loans' yield using the level yield method.

      The accrual of interest is discontinued on loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual (usually when a loan is delinquent for more than 90 days). When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on such loans is then recognized only to the extent cash is received and future collection of principal is probable.

      ALLOWANCES FOR LOSSES - The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable, which are deemed probable and estimable. The Company also provides an allowance for nonrecoverable foreclosure costs in recognition of the potential for losses related to loans serviced for others.

      Consumer loans, other than revolving loans, are charged to the allowance for loan losses when they become 120 days delinquent unless they are well secured and in the process of collection. Unsecured revolving loans are charged to the allowance for loan losses when a loss has been determined or at 180 days delinquent, whichever comes first. Revolving loans secured by real estate for which a loss has been determined or which have reached 180 days delinquent, are charged to the allowance for loan losses to the extent that book value exceeds fair value, less estimated costs to sell. All other loans are charged to the allowance for loan losses when, in management's opinion, all or a portion of the loan balance is deemed to be uncollectible.

      Although management believes it uses the best information available to make determinations with respect to the Company's allowances, future adjustments may be necessary if economic and other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, and such adjustments could be material.

      Effective January 1, 1995, the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
      118. SFAS No. 114 defines a loan as "impaired" when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company has defined its population of impaired loans as commercial real estate loans and commercial loans which are "classified" as substandard, doubtful, or loss, as defined by Office of Thrift Supervision (OTS) regulations. The Company recognizes interest income on an impaired loan when earned, unless the loan is on nonaccrual status, in which case interest income is recognized when received.

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the depreciable assets. Estimated lives are 30 to 50 years for buildings and improvements, 5 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for transportation equipment.

      MORTGAGE SERVICING RIGHTS (MSRs) - MSRs are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.

      Prior to July 1, 1995, the Company accounted for purchased mortgage servicing rights in accordance with the provisions of SFAS No. 65, "Accounting For Certain Mortgage Banking Activities." Under SFAS No. 65, the costs of originating mortgage servicing rights were charged to earnings when the related loans were sold and the costs of purchased mortgage servicing rights (PMSRs) were capitalized.

      Effective July 1, 1995, the Company adopted the SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amended SFAS No. 65. SFAS No. 122 eliminates the distinction between originated mortgage servicing rights (OMSRs) and PMSRs and requires that an entity recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans, and sells or securitizes those loans with the servicing rights retained must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Further, SFAS No. 122 requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment of servicing rights is recognized through a valuation allowance. The Company recorded originated mortgage servicing rights totaling $1,693,000 during the six months ended December 31, 1995. The impact of adopting SFAS No. 122 was an increase in net income of $1,053,000 or $0.07 per share for the year ending December 31, 1995.

      To determine the fair value of OMSRs, the Company uses market prices under comparable servicing sale contracts when available or, alternatively, uses a valuation model that calculates the present value of future servicing cash flows. In applying this valuation method, the Company incorporates assumptions that it believes market participants would use in estimating future net servicing income which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary servicing income, loan prepayment speeds, and default rates.

      For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies such rights based upon the predominate risk characteristics of the underlying loans. The Company has determined those risk characteristics to be loan type, portfolio seasoning and interest rate.

      GOODWILL - Goodwill, included in other assets, represents the excess of the cost of acquired companies over the fair value of the net assets acquired, and is being amortized on a straight-line basis over 15 years.

      INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      LOAN SERVICING - Loan servicing fees are credited to income as monthly principal and interest payments are collected on mortgages. Costs of loan servicing are charged to expense as incurred.

      FINANCIAL INSTRUMENTS - In the ordinary course of business the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card and related arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

      FAIR  VALUES  OF  FINANCIAL   INSTRUMENTS  -  The  following  methods  and
      assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

      Cash and cash equivalents - The carrying amount is a reasonable estimate of fair value.

      Available-for-sale securities - Fair value of debt and equity securities equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The estimated fair value for mortgage-backed securities issued by government-sponsored entities is based on quoted market prices or quoted market prices of similar securities.

      Mortgage loans held for sale - Estimated fair value is determined as the current quoted secondary market price for such loans without regard to the Company's other commitments to make and sell loans or mortgage-backed securities.

      Loans receivable - The fair value of adjustable rate one-to-four family residential mortgage loans is estimated by discounting the cash flows until the next repricing date at the yield at which the loans could be sold into the secondary market. At the repricing date, it is assumed that these loans will reprice at the then current market rate. For all other loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Federal Home Loan Bank stock - The carrying amount is a reasonable estimate of fair value.

      Mortgage servicing rights - Fair value is determined based on market prices of comparable servicing arrangements when available or alternatively a valuation model that calculates the present value of future servicing cash flows. Cash flows are estimated using assumptions prevalent in the market with respect to such factors as cost of servicing per loan, discount rate, float value, inflation rate, ancillary servicing income, loan prepayment speeds, and default rates.

      Deposits - The fair value of interest-bearing demand accounts, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      Borrowed funds - The fair value is estimated based on the estimated present value of future cash outflows using the current rates at which similar loans with the same remaining maturities could be obtained.

      Commitments to extend credit - The fair value of commitments to extend credit is based upon the difference between the interest rate at which the Company is committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close.

      Commitments to sell - The fair value of commitments to sell loans or mortgage-backed securities is based upon the difference between the prices at which the Company is committed to sell the loans or mortgage-backed securities and the current quoted secondary market price for similar loans or mortgage-backed securities.

      ESOP, STOCK COMPENSATION, AND STOCK OPTION PLANS - Shares of common stock issued to the Company's employee stock ownership plan (ESOP) are initially recorded as unearned ESOP shares in stockholders' equity at the fair value of the shares at the date of issuance to the plan. As shares are committed to be released as compensation to employees, the Company reduces the carrying value of the unearned shares and records compensation expense equal to the current fair value of the shares.

      Shares of common stock awarded under the Company's stock compensation plans are initially recorded as unearned compensation in stockholders' equity at the fair value of the shares at the date of award. The total compensation cost is measured by the fair value of the shares at the date of the award and is being recognized as expense over sixty months, the term over which the awards vest.

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      EARNINGS PER SHARE - Primary earnings per share for 1996 and 1995 and earnings per share since conversion on March 30, 1994 are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding of 14,293,326, 14,905,852, and 15,863,166 respectively. Shares of common stock held by the ESOP are considered outstanding when they are committed to be released. Shares of common stock held by the stock compensation plans are considered outstanding when they are awarded to the participants.

      Fully-diluted earnings per common share for 1996 and 1995 are computed on the basis of 14,356,511 and 15,068,240 weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share in 1994 were the same as primary earnings per share.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

      RECLASSIFICATIONS AND PRESENTATIONS - Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentations.

2.    CASH AND CASH EQUIVALENTS

                                               1996        1995
                                                (in thousands)
Cash and due from banks                      $ 27,702     $29,792
Interest-bearing deposits with banks            1,315
Federal funds sold                             33,200      54,375
Securities purchased under agreements
  to resell                                    64,106
                                             --------     -------
Total cash and cash equivalents              $126,323     $84,167
                                             ========     =======


      The Company is required by OTS regulations to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The Company was in compliance with these requirements at December 31, 1996.

      The Company entered into agreements to purchase U.S. Treasury securities under agreements to resell substantially identical securities. The amounts advanced under these agreements represent short-term investments. The securities are held by the Company. At December 31, 1996, these agreements mature within 30 days. Securities purchased under agreements to resell averaged approximately $3,628,000 during 1996, and the maximum amount outstanding at any month-end was $64,106,000.

3.    SECURITIES

                                                                          1996
                                              ------------------------------------------------------

                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized    Fair
                                                    Cost         Gains         Losses      Value
                                                                    (in thousands)
Available-for-sale securities:
 U.S. Government and agency obligations           $189,048        $  686      $  (299)    $189,435
 Other debt securities                               1,875            23                     1,898
                                                  ---------    ----------    ----------   ---------
   Total debt securities                           190,923           709         (299)     191,333
 Mortgage-backed securities                        471,873         5,183       (2,388)     474,668
 Equity securities                                     275         1,268           (2)       1,541
                                                  ---------    ----------    ----------   ---------
Total available-for-sale securities               $663,071        $7,160      $(2,689)    $667,542
                                                  =========    ==========    ==========   =========



                                                                          1995
                                               -----------------------------------------------------

                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized     Fair
                                                    Cost         Gains         Losses       Value
                                                                    (in thousands)
Available-for-sale securities:
  U.S. Government and agency obligations          $112,082      $    793      $  (100)     $112,775
  Other debt securities                              2,077            34                      2,111
                                                  --------      --------      --------     --------
    Total debt securities                          114,159           827         (100)      114,886
  Mortgage-backed securities                       334,946         9,317         (171)      344,092
  Equity securities                                  1,115         1,237                      2,352
                                                  --------      --------      --------     --------
Total available-for-sale securities               $450,220       $11,381      $  (271)     $461,330
                                                  ========      ========      ========     ========


      On December 31, 1995, as permitted by the Financial Accounting Standards Board's Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred held-to-maturity securities with an amortized cost of $160,021,000 and unrealized gains of $5,501,000 to available-for-sale securities. This reclassification had the effect of increasing stockholders' equity by $3,576,000, net of taxes.

      Gross realized gains on the sale of available-for-sale securities totaled $2,013,956 and $226,684 and gross realized losses totaled $1,165,526 and $5,334 during the years ended December 31, 1996 and 1995, respectively. Cost is determined by the specific identification method in computing gains and losses. There were no sales of securities in 1994.

      The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 1996, by contractual maturity, are as follows:


                                             Amortized         Fair
                                                Cost           Value
                                                   (in thousands)
Due in one year or less                      $ 83,350          $ 83,373
Due after one year through five years          82,072            82,351
Due after five years through ten years         25,501            25,609
                                            ----------         ---------
Total debt securities                        $190,923          $191,333
                                            ==========         =========


      Certain available-for-sale securities, with a fair value of $31,867,000 at December 31, 1996, were pledged to secure public and other deposits.

4.    LOANS RECEIVABLE

                                                  1996             1995
                                                      (in thousands)
Real estate loans:
 Loans on residential properties:
  One-to-four units                           $ 1,392,761      $ 1,342,667
  More than four units                            150,816          132,055
 Commercial real estate loans                     102,409           62,008
 Construction and land loans                      129,770           87,509
                                              -----------      -----------
      Total real estate loans                   1,775,756        1,624,239
Other loans - primarily consumer loans            149,647           83,568
                                              -----------      -----------
      Total real estate and other loans         1,925,403        1,707,807
                                              -----------      -----------
Less:
 Undisbursed portion of loans                      41,344           24,138
 Unearned discounts and unamortized fees            3,010            4,485
 Allowance for loan losses                         13,538           11,821
                                              -----------      -----------
      Total reductions                             57,892           40,444
                                              -----------      -----------
Loans receivable, net                         $ 1,867,511      $ 1,667,363
                                              ===========      ===========

      Approximately $1,161,585,000 and $998,470,000 of the Company's total real estate loans at December 31, 1996 and 1995, respectively, represent loans to borrowers in Kentucky and southern Indiana, the Company's primary market. The balance of the loan portfolio is geographically dispersed throughout the United States. The Company's policy is to make loans that generally do not exceed 80% of appraised value of the underlying property for conventional loans, and to require borrowers to purchase private mortgage insurance where the borrower's down payment is less than 20%.

      The Company purchases certain  delinquent  Federal Housing  Administration
      (FHA)/Department of Veterans Affairs (VA) insured/guaranteed loans from GNMA pools it services for others and from third parties. Included in real estate loans on one-to-four unit residential properties in the above table are $144,688,000 and $128,692,000 of purchased FHA/VA loans at December 31, 1996 and 1995, respectively.

      Activity in the allowance for loan losses is summarized as follows:


                                                1996        1995        1994
                                                       (in thousands)
Balance, beginning of year                    $ 11,821    $ 11,076    $ 10,108
Provision charged to income                      2,586       2,283       1,786
Charge-offs                                     (1,548)     (1,844)     (1,376)
Recoveries                                         179         106         153
Transfers from allowance for nonrecoverable
 foreclosures costs                                                        405
Acquired in mergers                                500         200
                                              --------    --------    --------
Balance, end of year                          $ 13,538    $ 11,821    $ 11,076
                                              ========    ========    ========


Information about the Company's investment in impaired loans, all of which are commercial real estate loans, is as follows:

                                              December 31,     December 31,
                                                  1996             1995
                                                     (in thousands)
Gross impaired loans which have allowances                        $ 2,601
Less:  Related allowances for loan losses                            (258)
                                                                  --------
Net impaired loans with related allowances                          2,343
Impaired loans with no related allowances        $ 6,827            4,734
                                                 --------         --------
Total                                            $ 6,827          $ 7,077
                                                 ========         ========

                                               Year Ended December 31,
                                             1996                  1995
                                                   (in thousands)
Average impaired loans outstanding          $ 6,604               $ 6,891
Interest income recognized                  $   555               $   544
Interest income received                    $   534               $   566


All of the Company's impaired loans are valued based on the fair value of collateral.

5.    PROPERTY AND EQUIPMENT


                                                 1996            1995
                                                    (in thousands)
Land                                           $ 4,856         $ 3,473
Buildings and improvements                      26,573          20,934
Furniture, fixtures and equipment               26,709          22,221
                                               --------        --------
       Total property and equipment             58,138          46,628
Less accumulated depreciation                  (24,011)        (19,757)
                                               --------        --------
Net property and equipment                     $34,127         $ 26,871
                                               ========        ========


The Company is the lessee under long-term noncancelable operating leases covering certain offices and equipment. Net rental expense was $1,287,000, $1,201,000 and $2,162,000 for 1996, 1995 and 1994, respectively.

Minimum rental commitments as of December 31, 1996 are payable as follows:


                                                    (in thousands)
1997                                                  $   1,416
1998                                                      1,331
1999                                                        850
2000                                                        658
2001                                                        607
Thereafter                                                3,893
                                                      ----------
Total minimum rental commitments                      $   8,755
                                                      ==========


6.    LOAN SERVICING

      The Company was servicing a portfolio consisting of 83,000, 79,300 and 66,300 loans owned by investors at December 31, 1996, 1995 and 1994, respectively, that are not recorded in the financial statements. Mortgage loans serviced for others are summarized as follows:

                                      1996           1995           1994
                                                (in thousands)
GNMA                               $3,184,843     $3,215,249     $2,576,015
FNMA                                  970,435      1,226,666      1,356,769
FHLMC                                 672,976        510,068        428,838
Other investors                       240,642        215,567        217,224
                                   ----------     ----------     ----------
Total servicing portfolio          $5,068,896     $5,167,550     $4,578,846
                                   ==========     ==========     ==========


      During the year ended December 31, 1996, the Company issued 47 GNMA loan pools with security proceeds of $74,508,000. Additionally, the Company was servicing 3,634 GNMA loan pools at December 31, 1996.

      In addition to servicing loans for others, the Company is a subservicer for third-party servicing owners, including GNMA and FHLMC. The subservicing arrangements are generally for a fixed term substantially shorter than the related loan maturities. In some cases, these arrangements can be terminated at the servicing owner's option and sometimes without penalty for termination. At December 31, 1996 and 1995, the Company subserviced a total of 10,700 loans and 20,000 loans, respectively, having an unpaid principal balance of $908,495,000 and $1,126,144,000, respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing were $102,339,000 and $108,424,000 at December 31, 1996 and
      1995, respectively, of which $76,257,000 and $86,554,000 are included in deposits in the accompanying consolidated balance sheets.

      The Company collects and processes payments made by borrowers, remits funds to investors, taxing authorities, and insurers, and acts as fiduciary in foreclosing and disposing of collateral properties. In connection with its fiduciary responsibilities, the Company advances funds that are repaid from sale proceeds by way of reimbursement from investors or through claims submitted to private mortgage insurance companies, the FHA, or the VA. These advances totaled $5,675,000 and $4,148,000 at December 31, 1996 and 1995, respectively, and are included in other assets in the accompanying consolidated balance sheets.

      Under certain circumstances, and in the case of FHA/VA claims due largely to the contractual nature of the loan insurance/guarantee contract, these reimbursement requests or claims cannot be collected in full. In recognition of the potential for current advances that may not be collected, as well as for possible future unrecoverable foreclosure costs that may be anticipated from the total population of loans serviced for others, the Company has established an allowance for nonrecoverable foreclosure costs with provisions for losses charged against income. The allowance is included in other assets in the accompanying consolidated balance sheets.

      A summary of activity in the allowance account is as follows:

                                               1996        1995        1994
                                                      (in thousands)
Balance, beginning of year                   $ 2,319     $ 2,246     $ 2,542
Provision charged to income                    2,395       1,516         213
Charge-offs                                   (2,699)     (1,443)       (104)
Transfer to allowance for loan losses                                   (405)
                                             --------    --------    --------
Balance, end of year                         $ 2,015     $ 2,319     $ 2,246
                                             ========    ========    ========

Following is an analysis of the changes in the balance of MSRs:

                                     1996           1995           1994
                                               (in thousands)
Balance, beginning of year         $35,751        $24,511        $30,063
Additions                            9,265         17,631          2,430
Amortization                        (7,739)        (6,391)        (7,429)
Sales                                  (90)                         (553)
                                  ---------      ---------      ---------
Balance, end of year               $37,187        $35,751        $24,511
                                  =========      =========      =========


7.    DEPOSITS

                                                   1996                                 1995
                                    ----------------------------------   ----------------------------------

                                     Average                              Average
                                       Rate       Amount      Percent       Rate       Amount      Percent
                                              (in thousands)                       (in thousands)
Non-interest bearing accounts                   $  112,129       6.22%              $  103,969        7.13%
Interest-bearing accounts:                      -----------    -------              -----------     -------
 Non-certificate accounts:
  Demand deposits                    3.83%         167,694       9.29      2.87%        76,965        5.28
  Money market                       4.61%         199,282      11.05      4.87%       148,129       10.15
  Passbook savings                   3.22%         134,815       7.47      3.09%       126,642        8.68
                                                -----------    -------              -----------     -------
   Total non-certificate accounts                  501,791      27.81                  351,736       24.11
                                                -----------    -------              -----------     -------
 Certificates of deposit:
  Less than 4.00%                    2.80%           1,697       0.09      3.91%        22,594        1.55
  4.01% to 6.00%                     5.45%         870,383      48.25      5.46%       509,997       34.95
  6.01% to 8.00%                     7.00%         297,717      16.50      6.84%       446,927       30.64
  8.01% to 10.00%                    8.79%          20,286       1.13      8.89%        23,621        1.62
  10.01% and above                                                        10.24%            17         .00
                                                -----------    -------              -----------     -------
   Total certificates of deposit                 1,190,083      65.97                1,003,156       68.76
                                                -----------    -------              -----------     -------
   Total interest-bearing accounts               1,691,874      93.78                1,354,892       92.87
                                                -----------    -------              -----------     -------
Total deposits                                  $1,804,003     100.00%              $1,458,861      100.00%
                                                ===========    =======              ===========     =======


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $175,859,000 and $109,449,000 at December 31, 1996 and 1995,
respectively.

Contractual maturities of certificates of deposit at December 31, 1996 are as follows:


                                                    Average
                                     Amount          Rate     Percent
                                                (in thousands)
1997                                $  743,074       5.78%     62.44%
1998                                   241,584       5.79%     20.30
1999                                    78,161       6.49%      6.57
2000                                    64,981       6.15%      5.46
2001                                    13,537       6.55%      1.14
Thereafter                              48,746       6.74%      4.09
                                   ------------               -------
Total certificates of deposit       $1,190,083                100.00%
                                   ============               =======


Interest expense on deposits is as follows:

                                     1996          1995          1994
                                              (in thousands)
Demand deposits                    $ 4,433       $ 1,479       $ 1,012
Money market                         8,343         6,047         3,428
Passbook savings                     4,181         4,103         4,813
Certificates of deposit             65,024        54,217        40,008
                                   --------      --------      --------
Total interest expense             $81,981       $65,846       $49,261
                                   ========      ========      ========


8.    BORROWED FUNDS

                                                           1996                          1995
                                               ---------------------------   ---------------------------

                                                                  Weighted                      Weighted
                                                                   Average                       Average
                                                   Amount           Rate         Amount           Rate
                                                                  (dollars in thousands)
Short-term borrowings:
 Securities sold under agreements
  to repurchase                                  $  9,000          5.37%       $176,433          6.03%
 Advances from Federal Home Loan Bank             200,924          5.62%          2,150          6.14%
 Borrowings under lines of credit                  87,329          5.51%        116,875          5.27%
                                                 ---------                     ---------
    Total short-term borrowings                   297,253                       295,458
                                                 ---------                     ---------
Long-term borrowings from Federal
 Home Loan Bank:
 Adjustable rate advances, interest based
  on LIBOR; 5.61% (1996) and 6.00% (1995)         150,000                       100,000
 Fixed rate advances, 6.27% (1996)
  and 6.29% (1995)                                298,561                       278,489
 Mortgage matched and other advances
  payable monthly through 2026 with
  interest rates from 3.88% to 8.05% (1996)
  and from 5.51% to 8.05% (1995)                   35,483                        40,262
                                                 ---------                     ---------
    Total long-term borrowings                    484,044                       418,751
                                                 ---------                     ---------
Total borrowed funds                             $781,297                      $714,209
                                                 =========                     =========


Information concerning borrowings in 1996 and 1995 under securities sold under agreements to repurchase is summarized as follows:


                                                    1996            1995
                                                   (dollars in thousands)
Average balance during the period                 $ 72,295        $147,651
Average interest rate during the period               5.48%           6.02%
Maximum month-end balance during the period       $140,341        $240,750
Mortgage-backed securities underlying
 the agreements at end of period:
  Carrying value                                  $ 10,339        $176,973
  Fair value                                      $ 10,372        $182,234


      Mortgage-backed securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell the Company substantially identical securities at the maturities of the agreements. The agreements at December 31, 1996 mature within one year.

      Advances from the Federal Home Loan Bank are collateralized by a blanket lien security agreement on the residential real estate loan portfolio in the amount of $1,027,523,000 and $631,396,000 at December 31, 1996 and
      1995, respectively.

      Details of borrowings under lines of credit are as follows:

                                                      1996                           1995
                                           ----------------------------   ----------------------------
                                             Line of                        Line of
                                              Credit      Borrowings         Credit      Borrowings
                                                                  (in thousands)
Relocation loan funding line of credit       $150,000      $84,600          $100,000     $ 99,700
Other line of credit                           25,000        2,729            25,000       17,175
                                             --------      -------          --------     --------
Totals                                       $175,000      $87,329          $125,000     $116,875
                                             ========      =======          ========     ========


      Borrowings under the $150,000,000 line of credit were used to finance mortgage loans held for sale which were made to relocating employees of a third party. The interest rate on this line of credit is indexed to a certain short-term interest rate. Borrowings under this line of credit are guaranteed by the third party to whom the Company has granted a security interest in mortgage loans that are held for sale. Gains and losses, if any, on the sale of such mortgage loans to permanent investors accrue to the account of the third-party guarantor.

      The interest rate on the other line of credit gives effect to, among other factors, fluctuations in various short-term interest rates and cash balances on deposit with the lending institution. Borrowings are collateralized by certain rights and interests in various servicing agreements.

Annual maturities of the long-term borrowings as of December 31, 1996, are as follows:

                                        (in thousands)
1997                                       $277,294
1998                                         22,987
1999                                         69,461
2000                                         67,194
2001                                         25,670
Thereafter                                   21,438
                                           ---------
Total long-term borrowings                 $484,044
                                           =========

Interest expense on borrowed funds is as follows:

                                               1996       1995       1994
                                                     (in thousands)
Short-term borrowings                        $13,141    $16,326    $ 5,396
Long-term borrowings                          28,295     15,916      6,463
                                             -------    -------    -------
Total interest expense on borrowed funds     $41,436    $32,242    $11,859
                                             =======    =======    =======

9.    REGULATORY CAPITAL REQUIREMENTS

      The Company's subsidiary bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative  measures  of  a  bank's  assets,  liabilities,  and  certain off-balance sheet items as calculated under regulatory accounting practices. The amounts and classification of a bank's capital are also subject to qualitative judgment by the OTS about components, risk weightings, and other factors.

      Qualitative measures established by regulation to ensure capital adequacy and to be classified as "well capitalized" require the Bank to maintain minimum amounts and ratios of Total, Tier 1, Core and Tangible capital as set forth in the following table. In their evaluation of capital adequacy, the regulators assess exposure to declines in the economic value of the Bank's capital adequacy, as well as exposure to declines in the economic value of capital due to changes in interest rates. As of December 31, 1996, the most recent notification from OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                             To Be Considered
                                                                                             Well Capitalized
                                                                        For Capital       Under Prompt Correction
                                                    Actual           Adequacy Purposes       Action Provisions
                                             -------------------     ------------------     -------------------
                                              Amount      Ratio       Amount      Ratio      Amount      Ratio
As of December 31, 1996                                                (dollars in thousands)
Total risk-based capital
  (to risk-weighted assets)                  $251,135     18.55%     $108,301     8.00%     $135,376     10.00%
Tier 1 capital (to risk-weighted assets)      237,862     17.57%         N/A       N/A        81,225      6.00%
Core capital (to adjusted tangible assets)    237,862      8.26%       86,461     3.00%      144,063      5.00%
Tangible capital (to tangible assets)         237,784      8.25%       43,218     1.50%         N/A        N/A

As of December 31, 1995:
Total risk-based capital
  (to risk-weighted assets)                  $249,009     20.34%     $ 97,928     8.00%     $122,409     10.00%
Tier 1 capital (to risk-weighted assets)      239,706     19.58%         N/A       N/A        73,446      6.00%
Core capital (to adjusted tangible assets)    239,706      9.70%       74,162     3.00%      123,604      5.00%
Tangible capital (to tangible assets)         239,598      9.69%       37,080     1.50%         N/A        N/A


10.   STOCKHOLDERS' EQUITY

      In accordance with federal regulations, at the time the Bank converted from a federal mutual savings and loan association to a federal stock savings bank, the Bank restricted a portion of retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. Only in the unlikely event of a complete liquidation, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

      Under current regulations, the Bank is not permitted to pay dividends to the Parent Company on its stock after the conversion if its regulatory capital would thereby be reduced below (i) the amount then required for the aforementioned liquidation account or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and on a pro forma basis after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the OTS in any calendar year up to the greater of (i) 100% of net earnings to date during such calendar year, plus the amount that would reduce by one-half the capital surplus ratio at the beginning of such calendar year, or (ii) 75% of its net income for the most recent four quarters. At December 31, 1996, the Bank would be permitted to pay up to $70,827,000 in dividends to the Parent Company under these regulations.

11.   INCOME TAXES

      The Company files a consolidated federal income tax return. The Bank is permitted under the Internal Revenue Code (Code) to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the provision for loan losses recorded for financial accounting purposes. For years prior to 1996, the Bank's deduction was based on the percentage of taxable income method as defined by the Code. Tax bad debt deductions for years prior to 1988 are included in taxable income of later years only if the reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb such losses, no deferred income taxes have been provided on such bad debt deductions prior to January 1, 1988. Retained earnings at December 31, 1996, includes approximately $43,077,000 representing bad debt deductions for which no deferred income taxes have been provided.

      In August 1996, legislation was passed by Congress that (i) repealed the percentage of taxable income bad debt deduction and (ii) requires recapture of the excess of bad debt reserves over the base year reserves (December 31, 1987). These changes were effective for calendar year 1996. For years subsequent to the base year, a deferred tax liability has been recorded; thus no additional tax liability is required as a result of this legislation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are as follows:

                                                        1996          1995
                                                          (in thousands)
Deferred tax assets:
 Mortgage loans, primarily due to allowance
  for losses and deferred loan fees                    $ 2,561      $ 2,093
 Mortgage servicing rights                                              835
 Allowance for nonrecoverable foreclosures
  costs                                                    855          873
 Purchase price adjustments on deposits acquired                        368
 Accrued compensation and benefits                       1,446        1,104
 Other                                                     680          582
                                                       -------      -------
   Total gross deferred tax assets                       5,542        5,855
                                                       -------      -------
Deferred tax liabiliites:
 Net unrealized gains on available-for-sale
  securities                                             1,565        3,889
 Mortgage servicing rights                                 359
 Federal Home Loan Bank stock                            3,564        2,516
 Purchase price adjustments on assets acquired             176          676
 Purchase price adjustments on deposits acquired           225
 Other                                                     946          818
                                                       -------      -------
     Total gross deferred tax liabilities                6,835        7,899
                                                       -------      -------
Net deferred tax liability (included in other
 liabilities)                                          $(1,293)     $(2,044)
                                                       =======      =======


The significant components of income tax expense are as follows:

                                         1996         1995         1994
                                                 (in thousands)
Current income tax expense             $ 9,774      $ 9,975      $ 8,525
Deferred income tax expense              1,183        2,236        2,879
                                       -------      -------      -------
Total income tax expense               $10,957      $12,211      $11,404
                                       =======      =======      =======


Income tax expense attributable to investment securities gains was $297,000 and $77,000 for 1996 and 1995, respectively. There were no investment securities gains or losses in 1994.

A reconciliation of the Company's effective tax rate with the federal statutory tax rate follows:


                                                 1996       1995      1994
Federal statutory tax rate                       35%        35%       35%
Tax-exempt income                                (1)                  (1)
State and local taxes, net of federal
 income tax benefit                                          1         2
Nondeductible compensation and benefits           2
Tax credits                                      (1)
Other                                             1
                                                 ----       ----      ----
Company's effective tax rate                     36%        36%       36%
                                                 ====       ====      ====


12.   EMPLOYEE BENEFIT PLANS

      Effective March 30, 1994, the Company established an internally leveraged ESOP that covers substantially all full-time employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends, if any, received by the ESOP and used for debt service. Dividends received by the ESOP on shares held as collateral may be used to pay debt service; dividends on allocated shares may be credited to participants' accounts. Dividends of $520,000, $471,000 and $106,000 were used in 1996, 1995, and 1994, respectively, to pay ESOP debt service. The ESOP shares are pledged as collateral on the debt. As the debt is repaid, shares are released from collateral and allocated to active participants based on a formula specified in the ESOP agreement.

      ESOP  compensation  was  $2,929,000,  $2,149,000  and $1,353,000 for 1996,
      1995, and 1994, respectively. Shares released from collateral in 1996, 1995 and 1994, were 110,208 shares, 110,208 shares and 82,864 shares, respectively. At December 31, 1996, there were 1,019,220 unreleased ESOP shares having a fair value of $29,685,000.

      Effective March 30, 1994, the Company established stock compensation plans. Stock awards totaling 16,175 and 639,054 shares were granted to directors and officers during the years ended December 31, 1995 and 1994, respectively. There were no shares granted or awarded in 1996. The shares vest generally over a five-year period. Of the shares awarded under the plans, 237,205 and 119,203 were vested at December 31, 1996 and 1995, respectively; none of the shares were vested at December 31, 1994. Compensation expense attributable to these plans was $1,301,000, $1,297,000 and $957,000 in 1996, 1995 and 1994, respectively.

      The Company participates in the Financial Institutions Retirement Fund, a multi-employer noncontributory trusteed defined benefit retirement plan covering all full-time employees having at least one year of service. Pension expense for this funded plan was $57,000 for 1994. There was no expense for the plan in 1996 and 1995.

      Pension expense for unfunded plans covering senior management and board members and informal retirement arrangements with retired senior officers was $353,000, $422,000 and $486,000 for 1996, 1995, and 1994,
      respectively. Accrued pension expense related to these plans of $2,543,000 and $2,283,000 is included in other liabilities in the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively.

      The Company has an Employee Savings Plan that allows participating employees to make tax-deferred contributions under Internal Revenue Code
      Section 401(k) to various trusteed savings funds. The Company made contributions to the Plan totaling $258,000, $234,000 and $474,000 for 1996, 1995 and 1994, respectively.

13.   STOCK OPTION PLANS

      The Company adopted stock option plans in 1994 for the benefit of directors, officers, and other key employees. These fixed option plans authorize the granting of options to purchase 1,783,125 shares of the Company's common stock. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the Company's stock option compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1996           1995
                                                              (in thousands, except
                                                                per share amounts)
Net Income                              As reported          $19,507        $21,690
                                        Pro forma             19,412         21,654

Primary earnings per share              As reported            $1.36          $1.46
                                        Pro forma               1.36           1.45

Fully diluted earnings per share        As reported            $1.36          $1.44
                                        Pro forma               1.35           1.44


A summary of the status of the Company's stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:


                                       1996                             1995                             1994
                             ----------------------------    -----------------------------    -----------------------------
                                             Weighted                         Weighted                         Weighted
                             Number of        Average        Number of         Average        Number of         Average
                              Options      Exercise Price     Options       Exercise Price     Options       Exercise Price
                             ----------    --------------    ---------      --------------    ---------      --------------
Outstanding at beginning
 of year                     1,657,114        $10.60         1,623,288         $10.27
Granted                         71,000         27.92            62,471          18.95         1,623,288         $10.27
Exercised                       (6,837)        14.63            (2,645)         10.00
Forfeited                      (14,250)        18.63           (26,000)         10.00
                             ---------                       ---------                        ---------
Outstanding at end of year   1,707,027         11.24         1,657,114          10.60         1,623,288          10.27
                             =========                       =========                        =========
Options exercisable at
 year-end                      527,898                         254,798
Weighted-average fair value
 of options granted during
 the year                       $12.74                           $7.79


The following table summarizes information about stock options outstanding at December 31, 1996:

                                 Options Outstanding                                    Options Exercisable
                    ----------------------------------------------------        -----------------------------------
                                   Weighted Average
   Range of            Number         Remaining         Weighted Average          Number           Weighted Average
Exercise Prices     Outstanding    Contractual Life      Exercise Price         Exercisable         Exercise Price
$10.00               1,511,393          7.2 years             $10.00              512,241                $10.00
 14.63 to 17.25        111,634          7.9                    16.06               10,657                 16.47
 20.25 to 23.38         28,000          9.0                    22.91                5,000                 21.50
 28.06 to 29.50         56,000          9.9                    29.20
                     ---------                                                   ---------
                     1,707,027          7.4                    11.24              527,898                 10.24
                     =========                                                   =========


14.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, recourse arrangements on loans sold and forward commitments to sell loans or mortgage-backed securities.

      A regular compliance examination by the OTS raised questions about the accuracy of the Bank's Truth-in-Lending (TIL) disclosures on certain adjustable rate mortgages. It was determined that the TIL disclosure errors were the result of problems incurred in the use of certain computer programs for the calculation of the disclosures. The Bank estimated that the most probable restitution in the event defenses are unsuccessful (along with related attorney fees) is $1,450,000. A charge for this amount was accrued in the third quarter of 1996. Management intends to aggressively assert available defenses to this proceeding and to attempt to minimize any damage award. In addition, the Bank would also be responsible, in certain circumstances, for reducing future mortgage interest payments on affected loans, a result of which would be reduced earnings for the Bank. Management does not believe that future interest payment reductions would have a material adverse effect on the financial condition or results of operations of the Bank or Company.

      Except as discussed above, the Company and its subsidiary are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

15.   ACQUISITIONS

      On July 14, 1995, the Company completed its acquisition of First Financial Shares, Inc. (FFS), the holding company for First Federal Savings Bank of Richmond (Kentucky) (FFSB). Under terms of the agreement, the Company paid $17,600,000 for all outstanding shares of FFS. The acquisition has been accounted for as a purchase. On August 9, 1995, FFS was dissolved, leaving FFSB as a wholly-owned subsidiary of Great Financial Corporation. The accompanying financial statements include the results of FFSB's operations since July 14, 1995. Goodwill arising from this transaction was $4,572,000. The pro forma effects of the FFS acquisition on interest income, net income and earnings per share were not material to the consolidated financial statements. In July 1996, the Company merged FFSB with the Bank.

      On June 7, 1996, the Company completed the acquisition of LFS Bancorp, Inc. (LFS), parent company of Lexington Federal Savings Bank (LFSB).
      Under terms of the agreement, the Company paid $75,760,000 for all outstanding shares of LFS. LFS was dissolved as of the acquisition date and LFSB merged with the Bank upon acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of operations of LFSB prior to the acquisition date have not been included in the consolidated statements of income. Goodwill arising from this transaction was $6,867,000. The pro forma effects of the LFSB acquisition on interest income, net income and earnings per share were not material to the consolidated financial statements.

16.   FINANCIAL INSTRUMENTS

      The Company is a party to financial instruments with off-balance sheet risk of loss as part of its normal business operations to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company has no financial instruments held for trading purposes. Financial instruments held or issued include commitments to extend credit, and forward commitments to sell loans or mortgage-backed securities. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      The Company extends binding commitments to prospective borrowers generally without a fee to the customer. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to the Company under such loan commitments is limited by the terms of the contract. For example, the Company may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An approved, but undrawn, loan commitment represents a potential credit risk once the funds are advanced to the customer, a liquidity risk since the customer may demand immediate cash that would require a funding source, and a interest rate risk since interest rates may rise above the rate committed to the customer. The Company's current liquidity position continues to meet its need for funds. In addition, since a portion of these loan commitments normally expire unused, total amount of outstanding commitments at any point in time will not require a funding source. As of December 31, 1996 and 1995, the Company had outstanding commitments to originate loans totaling $93,054,000 and $76,028,000, respectively.

      The Company had forward commitments to deliver loans to certain investors or primary security dealers totaling $93,168,000 and $178,762,000 at December 31, 1996 and 1995, respectively. The commitments are for delivery at a specified price on a specified future date, but typically within 120 days. The risk associated with these instruments relates primarily to loans not closing in sufficient volume or at appropriate yields to meet mandatory obligations and subjects the Company to interest rate risk in a decreasing rate environment. No material losses are anticipated with regard to these commitments.

      The estimated fair value amounts presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                    1996                                       1995
                                  ----------------------------------------   ---------------------------------------

                                     Notional     Carrying       Fair           Notional     Carrying      Fair
                                      Amount       Amount        Value           Amount       Amount       Value
                                               (in thousands)                             (in thousands)
Assets:
 Cash and cash equivalents                       $  126,323     $  126,323                 $   84,167    $   84,167
 Available-for-sale securities                      667,542        667,542                    461,330       461,330
 Mortgage loans held for sale                        65,546         65,631                    144,163       144,179
 Loans receivable                                 1,867,511      1,869,980                  1,667,363     1,695,490
 Federal Home Loan Bank stock                        34,816         34,816                     21,917        21,917
 Mortgage servicing rights                           37,187         54,212                     35,751        45,880

Liabilities:
 Deposits                                         1,804,003      1,812,712                  1,458,861     1,487,507
 Borrowed funds                                     781,297        781,878                    714,209       717,696

Off-balance sheet:
 Commitments to extend credit       $93,054              (3)           315     $ 76,028            (5)          324
 Commitments to sell                 93,168              87           (453)     178,762           175            98


The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been comprehensively revalued for purposes of financial statements since both dates.

17.   SEGMENT INFORMATION

      The Company's operations include two reportable segments: banking and mortgage banking businesses. The banking segment is composed of those operations involved in making loans held for investment, primarily on single family residences; investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment is made up of those operations involved in originating and purchasing residential mortgage loans for resale in the secondary mortgage market and in servicing and subservicing loans for others.

      The Company's operations involved in purchasing delinquent FHA and VA loans have previously been classified within the banking segment. Since these loans are primarily purchased from GNMA pools the Company services in its mortgage banking business and due to the unique servicing requirements of these loans, the Company determined that these operations are more properly classified within the mortgage banking segment and has so classified the applicable assets, income and expense for the year ended December 31, 1996, in the schedule which follows. The assets, income and expense applicable to these operations for the years ended December 31, 1995 and 1994, have been reclassified to the mortgage banking segment in the respective schedules which follow.

      The banking segment's 1996 income before income taxes was affected by the Deposit Insurance Fund Act of 1996. This legislation included provisions to recapitalize the Savings Association Insurance Fund (SAIF) and required all insured savings institutions to pay a special assessment of 65.7 cents for every $100 (0.657%) of applicable deposits held as of March 31, 1995. Non-interest expense includes a one-time charge of $9,699,000, for this special assessment. As a result of the recapitalization of SAIF, insurance rates were reduced by the FDIC effective January 1, 1997. This rate reduction will favorably impact future earnings of the banking segment.

      In 1996, intersegment interest income and expense represent (i) interest on advances from the banking segment to the mortgage banking segment to fund the origination of loans computed at a rate tied to a short-term index and to fund the investment in MSRs computed at a rate tied to a medium-term index, (ii) interest on custodial balances of the mortgage banking segment on deposit with the banking segment computed at a rate tied to a medium-term index, (iii) interest on advances from the Parent Company (in "other" segment) to the banking segment computed at a rate tied to a short-term index, and (iv) interest expense incurred by the banking segment on a loan from the Parent Company to the ESOP computed at 6%. In 1995, intersegment interest income and expense represent (i) interest on intersegment loans and advances from the banking segment to the mortgage banking segment computed at prime, less a credit for custodial balances of the mortgage banking segment on deposit with the banking segment, and (ii) interest on advances from the Parent Company to the banking segment computed at prime. The changes implemented by the Company from 1995 to 1996 to price intersegment interest did not have a material effect on income before income taxes of the reportable segments.

                                                          Year Ended December 31, 1996
                                      ------------------------------------------------------------------

                                                      Mortgage
(in thousands)                           Banking      Banking      Other    Eliminations    Consolidated
Interest income:
 Unaffiliated customers                 $  174,364   $ 24,880     $    11                   $  199,255
 Intersegment                               12,627      7,336       1,511   $ (21,474)
                                        -----------  ---------    --------  ----------      ------------
    Total interest income                  186,991     32,216       1,522     (21,474)         199,255
                                        -----------  ---------    --------  ----------      ------------
Interest expense:
 Unaffiliated customers                    115,866      7,551                                  123,417
 Intersegment                                8,847     12,626           1     (21,474)
                                        -----------  ---------    --------  ----------      ------------
    Total interest expense                 124,713     20,177           1     (21,474)         123,417
                                        -----------  ---------    --------  ----------      ------------
Net interest income                         62,278     12,039       1,521                       75,838
Provision for loan losses                   (2,586)                                             (2,586)
Non-interest income                          5,728     37,981       1,498      (9,369)          35,838
Non-interest expense                       (49,647)   (35,446)     (2,902)      9,369          (78,626)
                                        -----------  ---------    --------  ----------      ------------
Income before income taxes              $   15,773   $ 14,574     $   117                   $   30,464
                                        ===========  =========    ========  ==========      ============

Identifiable assets                     $2,588,983   $368,264     $261,009  $(321,094)      $2,897,162
                                        ===========  =========    ========  ==========      ============
Depreciation and amortization of
 property and equipment                 $    2,149   $  1,309     $     26                  $    3,484
                                        ===========  =========    ========  ==========      ============


                                                          Year Ended December 31, 1995
                                      ------------------------------------------------------------------
                                                    Mortgage
(in thousands)                           Banking    Banking      Other    Eliminations    Consolidated
Interest income:
  Unaffiliated customers               $  139,626   $ 20,993   $     13                    $  160,632
  Intersegment                             11,026      5,767      2,236   $  (19,029)
                                       ----------   --------   --------   -----------      -----------
           Total interest income          150,652     26,760      2,249      (19,029)         160,632
                                       ----------   --------   --------   -----------      -----------
Interest expense:
  Unaffiliated customers                   92,152      5,936                                   98,088
  Intersegment                              8,003     11,026                 (19,029)
                                       ----------   --------   --------   -----------      -----------
           Total interest expense         100,155     16,962                 (19,029)          98,088
                                       ----------   --------   --------   -----------      -----------
Net interest income                        50,497      9,798      2,249                        62,544
Provision for loan losses                  (1,880)      (403)                                  (2,283)
Non-interest income                         4,801     32,749        421       (8,538)          29,433
Non-interest expense                      (33,789)   (28,127)    (2,415)       8,538          (55,793)
                                       ----------   --------   --------   -----------      -----------
Income before income taxes             $   19,629   $ 14,017   $    255   $                $   33,901
                                       ==========   ========   ========   ===========      ===========
Identifiable assets                    $2,058,829   $458,165   $258,847   $ (289,585)      $2,486,256
                                       ==========   ========   ========   ===========      ===========
Depreciation and amortization of
  property and equipment               $    1,715   $  1,189                               $    2,904
                                       ==========   ========   ========   ===========      ===========


                                                          Year Ended December 31, 1994
                                      ------------------------------------------------------------------

                                                    Mortgage
(in thousands)                           Banking    Banking      Other    Eliminations    Consolidated
Interest income:
  Unaffiliated customers               $  100,451   $ 19,002   $     13                    $  119,466
  Intersegment                                979                 2,410    $  (3,389)
                                       ----------   --------   --------   -----------      -----------
           Total interest income          101,430     19,002      2,423       (3,389)         119,466
                                       ----------   --------   --------   -----------      -----------
Interest expense:
  Unaffiliated customers                   55,921      5,199                                   61,120
  Intersegment                              2,201      1,186          2       (3,389)
                                       ----------   --------   --------   -----------      -----------
           Total interest expense          58,122      6,385          2       (3,389)          61,120
                                       ----------   --------   --------   -----------      -----------
Net interest income                        43,308     12,617      2,421                        58,346
Provision for loan losses                    (750)    (1,036)                                  (1,786)
Non-interest income                         2,467     31,647        656         (786)          33,984
Non-interest expense                      (29,143)   (29,719)      (973)         786          (59,049)
                                       ----------   --------   --------   -----------      -----------
Income before income taxes             $   15,882   $ 13,509   $  2,104    $               $   31,495
                                       ==========   ========   ========   ===========      ===========
Identifiable assets                    $1,715,318   $227,551   $285,179    $(315,551)      $1,912,497
                                       ==========   ========   ========   ===========      ===========
Depreciation and amortization of
  property and equipment               $    1,674   $  1,167                               $    2,841
                                       ==========   ========   ========   ===========      ===========


18.   QUARTERLY DATA (UNAUDITED)

                                                Year Ended December 31, 1996
                               ---------------------------------------------------------------
                                            (in thousands, except per share data)

                                    First         Second            Third         Fourth
                                   Quarter        Quarter          Quarter        Quarter
Total interest income              $45,346        $48,240          $52,288        $53,381
Net interest income                 17,878         18,942           19,524         19,494
Provision for loan losses              620            616              675            675
Net income (loss)                    6,431          6,561             (387)         6,902
Earnings (loss) per share             0.44           0.46            (0.03)          0.49


                                                Year Ended December 31, 1995
                               ---------------------------------------------------------------
                                            (in thousands, except per share data)

                                    First         Second           Third          Fourth
                                   Quarter        Quarter         Quarter         Quarter
Total interest income             $ 35,766       $ 38,211        $ 42,203        $ 44,452
Net interest income                 15,145         14,706          16,152          16,541
Provision for loan losses              628            475             575             605
Net income                           5,346          5,161           5,713           5,470
Earnings per share                    0.34           0.35            0.39            0.37


19.   GREAT FINANCIAL CORPORATION - PARENT COMPANY ONLY

The following condensed balance sheets as of December 31, 1996 and 1995, and the condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and for the period from March 30, 1994 (inception) to December 31, 1994, for Great Financial Corporation should be read in conjunction with the consolidated financial statements and notes thereto.

                                            1996              1995
                                                (in thousands)

Balance Sheets
Assets:
 Cash                                     $    171          $    565
 Available-for-sale securities                 367             1,022
 Advances to subsidiaries                   26,313            32,476
 Investment in subsidiary                  251,842           251,470
 Other assets                                1,836             1,633
                                         -----------       ----------
Total assets                              $280,529          $287,166
                                         ===========       ==========
Liabilities                               $     75          $     56
                                         -----------       ----------
Stockholders' equity:
 Common stock                                  165               165
 Additional paid-in-capital                162,279           159,786
 Retained earnings                         177,201           163,822
 Treasury stock                            (48,845)          (28,230)
 Unearned ESOP shares                      (10,194)          (11,296)
 Unearned compensation - stock
  compensation plans                        (3,058)           (4,359)
 Net unrealized gains on
  available-for-sale securities              2,906             7,222
                                         -----------       ----------
     Total stockholders' equity            280,454           287,110
                                         -----------       ----------
Total liabilities and stockholders'
 equity                                   $280,529          $287,166
                                         ===========       ==========

                                               Period ended December 31,
                                         -----------------------------------
                                           1996          1995           1994
Statements of Income                                (in thousands)
Dividends received from
 subsidiary                              $20,000       $20,000
Distribution in excess of
 earnings of subsidiary                     (555)
Equity in undistributed earnings
 of subsidiary                                           1,559       $19,240
Interest income on advances to
 subsidiaries                              1,511         2,248         2,410
Gain on sale of investments                                 71
Other expenses                            (1,413)       (2,092)         (980)
Income tax expense                           (36)          (96)         (579)
                                         --------      --------      --------
Net income                               $19,507       $21,690       $20,091
                                         ========      ========      ========

                                           1996          1995          1994
                                                    (in thousands)
Statements of Cash Flows
Operating activities:
 Net income                              $19,507       $21,690       $ 20,091
 Distributions in excess of earnings
  of subsidiary                              555
 Equity in undistributed earnings
  of subsidiary                                         (1,559)       (19,240)
 Stock compensation                          119           119
 Gain on sale of securities                                (68)
 Changes in other assets and liabilities:
  Other assets                               728           130           (436)
  Liabilities                               (252)         (219)           115
                                         --------      --------      ---------
     Net cash provided by operating
      activities                          20,657        20,093            530
                                         --------      --------      ---------
Investing activities:
 Proceeds from sale of securities          1,955         2,378
 Purchase of securities                   (1,163)       (1,015)        (2,310)
 Investment in subsidiary                   (520)      (17,827)       (93,766)
 Cash advances to subsidiary             (20,000)      (20,000)       (51,024)
 Payments received on advances to
  subsidiary                              25,420        50,499
                                         --------      --------      ---------
     Net cash provided by (used in)
      investing activities                 5,692        14,035       (147,100)
                                         --------      --------      ---------
Financing activities:
 Net proceeds from issuance of
  common stock                                                        147,849
 Exercise of stock options                   100            27
 Dividends paid                           (6,095)       (5,376)        (1,216)
 Purchase of treasury stock              (20,748)      (28,277)
                                         --------     ---------      ---------
     Net cash provided by (used in)
      financing activities               (26,743)      (33,626)       146,633
                                         --------     ---------      ---------
Increase (decrease) in cash                 (394)          502             63

Cash at beginning of period                  565            63
                                         --------     ---------      ---------
Cash at end of period                    $   171      $    565       $     63
                                         ========     =========      =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, other than the information set forth above under Part I, "Executive Officers of Registrant," is included in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 1997 (Proxy Statement) in "Election of Directors" on pages 3-4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy Statement in "Executive Compensation" on pages 7-13 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the Proxy Statement in "Principal Shareholders" on pages 2-3 and "Stock Ownership of Management" on pages 5-7 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Proxy Statement in "Transactions with Certain Related Persons" on page 13 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS FILED

         The following  documents are  filed as  part of this report in Part II,
         Item 8:

         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
         Consolidated Statements  of Stockholders' Equity - Years ended December
           31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows - Years ended  December 31, 1996,
           1995 and 1994
         Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES FILED

         All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Corporation required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   LIST OF EXHIBITS

         3(i)      Articles of Incorporation*

         3(ii)     By-Laws of the Corporation ***

         4         Specimen common stock certificate*

         10.1 Great Financial Bank, F.S.B. Recognition and Retention Plan and Trust for Officers and Employees (1)***
         10.2 Great Financial Bank, F.S.B. Recognition and Retention Plan and Trust for Outside Directors (1)***
         10.3      Great  Financial Corporation,  1994  Incentive  Stock  Option
                   Plan (1)*
         10.4 Great Financial Corporation 1994 Stock Option Plan for Outside Directors (1)*
         10.5 Great Financial Bank, F.S.B. Employee Stock Ownership Plan and Trust (1)*
         10.6 Employment Agreements between Great Financial Corporation, Great Financial Bank, F.S.B. and each of Paul M. Baker, Arthur L. Harreld, Jack. H. Shipman, Richard M. Klapheke and James F. Statler (1)
         10.7      Great  Financial   Federal   401(k)  Savings  Plan  ("Savings
                   Plan") (1)*
         10.8 Great Financial Bank, F.S.B. Employee Stock Ownership Plan and Trust Loan Documents ("ESOP Loan Documents") (1)*
         10.9      ESOP Loan Documents--Amendment to Loan and Security Agreement
                   (1)**
         10.11     Great   Financial   Bank,   F.S.B.   Supplemental   Executive
                   Retirement   Plan,   including  First Amendment (1)**
         10.12     Savings Plan, Amendments Nos. 1 & 2 (1)**
         10.13     Consulting Agreement with George L. Greenwell (1)
         10.14     Great Financial Bank, F.S.B. Severance Compensation Plan

         11        Statement regarding computation of per share earnings.

         21        Subsidiaries of the Registrant

         (1) Management contract or compensatory plan or arrangement.

         * Incorporated by reference from exhibits included with Registrant's Form S-1 Registration Statement (No. 33-73238) previously filed with the Commission.

         **  Incorporated   by    reference   from   exhibits   included    with
             Registrant's 1994 Form 10-K previously filed with the Commission.

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1996

    There were no reports on Form 8-K required to be filed during the last quarter of 1996.

(c) Exhibits

    All exhibits to this report are attached or incorporated by reference as stated above.

(d) Financial Statement Schedules

    None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

                                       GREAT FINANCIAL CORPORATION


March 19, 1997                         By:  /S/ Paul M. Baker
                                            ________________________
                                            Paul M. Baker, President


                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.



March 19, 1997          Chairman of the Board        /S/ JACK E. HARTZ
                                                     Jack E. Hartz


March 19, 1997          Vice Chairman of the         /S/ PAUL M. BAKER
                        Board, President and         Paul M. Baker
                        Chief Executive Officer


March 19, 1997          Treasurer and Secretary      /S/ RICHARD M. KLAPHEKE
                        (Chief Financial and         Richard M. Klapheke
                        Accounting Officer)


March 19, 1997          Director                     /S/ GEORGE L. GREENWELL
                                                     George L. Greenwell


March 19, 1997          Director                     /S/ PRENTICE E. BROWN, JR.
                                                     Prentice E. Brown, Jr.


March 19, 1997          Director                     /S/ HUGH DONALD WETZEL
                                                     Hugh Donald Wetzel


March 19, 1997          Director                     /S/ HUGH G. HINES, JR.
                                                     Hugh G. Hines, Jr.


March 19, 1997          Director                     /S/ RICHARD L. FELTNER
                                                     Richard L. Feltner


March 19, 1997          Director                     /S/ MADELINE M. ABRAMSON
                                                     Madeline M. Abramson


March 19, 1997          Director                     /S/ ISHMON F. BURKS
                                                     Ishmon F. Burks

                                  EXHIBIT INDEX

Exhibit
Number     Description


10.6       Employment Agreements between Great
           Financial Corporation, Great Financial
           Bank, F.S.B. and each of Paul M. Baker,
           Arthur L. Harreld, Jack. H. Shipman,
           Richard M. Klapheke and James F. Statler

10.13      Consulting Agreement with George L. Greenwell

10.14      Great Financial Bank, F.S.B. Severance
           Compensation Plan

11         Statement regarding computation of
           per share earnings

21         Subsidiaries of the Registrant

EXHIBIT 10.6 EMPLOYMENT AGREEMENTS BETWEEN GREAT FINANCIAL CORPORATION, GREAT FINANCIAL BANK, F.S.B. AND EACH OF PAUL M. BAKER, ARTHUR
                 L. HARRELD, JACK H. SHIPMAN, RICHARD M. KLAPHEKE AND JAMES F. STATLER

                              EMPLOYMENT AGREEMENT

This is an Employment Agreement (the "Agreement") dated as of January 1, 1997 (the "Effective Date"), between Great Financial Bank, FSB ("GFB"), Great Financial Corporation ("Holding Company") and Paul M. Baker ("Employee").

                                    RECITALS

A. GFB considers the establishment and maintenance of sound and vital senior management to be essential to protecting and enhancing its best interests and therefore GFB desires to enter into an agreement governing the terms and conditions of Employee's employment.

B. GFB is a federally chartered Savings Bank and is subject to the Office of Thrift Supervision Regulation Section 563.39, which requires any agreements between GFB and its employees to be in writing and to contain certain provisions.

C. The Board of Directors of GFB has considered and approved this Agreement with respect to Employee's employment.

                                    AGREEMENT

The parties agree as follows:

                             Section 1 - Definitions

1.1 A "Change in Control" of GFB shall mean an event of a nature that:

(a) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute a majority thereof unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(b) the business of GFB or Holding Company for which Employee's services are principally performed is disposed of by GFB or Holding Company pursuant to a partial or complete liquidation of GFB or Holding Company, a sale of assets of GFB or Holding Company, or otherwise;

(c) GFB or Holding Company consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of GFB or Holding Company;

(d) the Board of GFB or Holding Company adopts a resolution to the effect that a Change in Control of GFB or Holding Company for purposes of this Agreement has occurred;

(e) an event of a nature  that would be  required  to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 occurs;

(f) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as the term is defined in Rule 13d-3 of the Securities Exchange Act), directly or indirectly, of securities of GFB or Holding Company representing 20 percent or more of Holding Company's or GFB's outstanding securities except for any securities of GFB purchased by Holding Company in connection with the conversion of GFB to stock form and any securities purchased by GFB's or Lincoln Service Mortgage Corporation's employee stock ownership plan and trust;

(g)  a  plan  of  reorganization,   merger,   consolidation,   sale  of  all  or
substantially all assets of GFB or Holding Company or a similar transaction occurs in which GFB or Holding Company is not the resulting entity; or

(h) change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

1.2 "Date of Termination" shall mean:

(a) If Employee's employment is automatically terminated under Section 7.1 of this Agreement, the date on which the event which triggered that automatic termination occurred;

(b) If Employee's employment is terminated for Good Reason under Section 7.3 of this Agreement or by GFB under Section 7.2(a) of this Agreement, the date specified in the Notice of Termination.

(c) If Employee's employment is terminated under Section 7.2(b), the date specified in Section 7.2(b).

(d) If Employee's employment is terminated at the end of the Term of this Agreement, the last day of such Term.

1.3 "Disability" shall mean Employee's inability, due to accident or physical or mental illness, to adequately and fully perform the duties required by an employee in Employee's profession; provided, however, that Disability for purposes of this Agreement shall not include any Disability which results from Employee's engaging in a criminal enterprise or from Employee's habitual drunkenness, addiction to narcotics or intentionally inflicted injury. If at any time during the Term the GFB Board makes a determination with respect to Employee's Disability, that determination shall be final, conclusive, and binding upon GFB, Employee, and their successors in interest, so long as that determination has a reasonable basis.

1.4 "Good Reason" shall be deemed to exist if:

(a) within three years after a Change in Control of GFB or Holding Company, without Employee's express written consent, Employee is assigned any duties inconsistent with Employee's positions, duties, responsibilities and status with GFB or Holding Company immediately prior to a Change of Control of GFB or Holding Company; Employee's actual job responsibilities as in effect immediately prior to a Change of Control of GFB or Holding Company are materially changed; or Employee is removed from or is not re-elected to any of such positions, except in connection with the termination of Employee's employment: (1) for Cause; (2) on account of Retirement; (3) as a result of Employee's death; or (4) by Employee other than for Good Reason; provided that the GFB Board's failure to extend this Agreement for an additional year under Section 2.2 of this Agreement shall not entitle Employee to terminate this Agreement for Good Reason;

(b) within three years of a Change in Control of GFB or Holding Company, GFB's or Holding Company's principal executive offices are relocated to a location more than 30 miles from its current location; or GFB or Holding Company requires Employee to be based in any location which is more than 30 miles from Employee's current base location, except for required travel on GFB's or Holding Company's business to an extent substantially consistent with similarly situated executives' business travel obligations;

(c) within three years after a Change of Control of GFB or Holding Company, GFB fails to continue in effect any benefit or compensation plan, pension plan, life insurance plan, health and accident plan or disability plan (including, but not limited to, GFB's participation in the Financial Institutions Retirement Fund) in which Employee is participating at the time of a Change of Control (or plans providing Employee with substantially similar benefits), such that there occurs a material reduction in benefits before termination, or GFB or Holding Company takes any action which would adversely affect Employee's participation in or materially reduce Employee's benefits under any benefit plan maintained by GFB or Holding Company or deprive Employee of any material fringe benefits;

(d) GFB fails to obtain the assumption of all obligations under this Agreement by any successor as contemplated in Section 8.7 of this Agreement; or

(e) Employee's employment is purported to be terminated in a manner which is not pursuant to a Notice of Termination satisfying the requirements of Section 7.4 of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

1.5 The "GFB Board" shall mean the Board of Directors of GFB.

1.6 "Notice of Termination" shall mean a notice, from GFB or from Employee, which shall indicate the specific termination provision in this Agreement relied upon, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and shall state the effective date of the termination.

1.7 "Permanent Disability" shall mean total disability arising from an occupational or non-occupational medically determinable physical or mental impairment which prevents the Employee from engaging in any substantial gainful activity and which is determined on a reasonable basis by GFB to be permanent and continuous for the remainder of the Employee's life.

1.8 "Retirement" shall mean termination of Employee's employment by reason of Employee attaining age 65.

1.9 "Secret or Confidential Information" means secret or confidential information of GFB (including secret or confidential information of GFB's subsidiaries and affiliates), including but not limited to lists of customers; identity of customers; identity of prospective customers; contract terms; bidding information and strategies; pricing methods; computer software; computer software methods and documentation; hardware; salary information with respect to GFB employees; financial product design information; GFB's business plan; methods of operation of GFB or its affiliates; the procedures, forms and techniques used in servicing accounts; and other documents or information which are required to be maintained in confidence for the continued success of GFB and its business.

1.10 Termination for "Cause" by GFB of Employee's employment under this Agreement shall have the same meaning as it does in 12 C.F.R. 563.39, and shall include termination because of:

(a) The intentional and substantial failure by Employee to perform Employee's duties with GFB (other than any such failure resulting from incapacity due to physical or mental illness); or

(b) Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or cease-and-desist order, or material breach of any provision of this Agreement.

Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the GFB Board at a meeting of the GFB Board called and held for that purpose, finding that in the good faith opinion of the GFB Board, GFB has cause for terminating Employee and specifying the particulars thereof in detail.

                         Section 2 - Employment and Term

2.1 Employment. GFB agrees to employ Employee and Employee agrees to serve as Chief Executive Officer/Chairman of the Board of GFB. Employee agrees to accept Employment on the terms and conditions set forth in this Agreement.

2.2 Term. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Section 7, the term of this Agreement (the "Term") shall be the period beginning on January 1, 1997 (the "Effective Date") and ending April 15, 1999, or such earlier time as provided by Section 7.1. On or before December 31, 1997, December 31, 1998 and April 14, 1999 and each 12 month anniversary thereafter, the GFB Board shall review Employee's performance under this Agreement to determine whether GFB desires that the then-remaining Term be extended. If the GFB Board recommends and Employee consents to such extensions, then the then-remaining Term shall be extended by no more than one year.

                         Section 3 - Duties of Employee

3.1 Time Devoted; Duties. Employee shall devote his entire time, attention and energies to the business of GFB and he shall render such administrative and management services to GFB as are customarily performed by persons situated in a similar executive capacity, including those services prescribed from time to time by the GFB Board. Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of GFB. Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the GFB Board. Employee shall also conduct his personal affairs, including his personal financial affairs, in a manner appropriate for his position.

3.2 No Conflicting Activities. During the term of Employee's employment under this Agreement, Employee shall not engage in any business or activity contrary to the business affairs or interests of GFB. Nothing contained in this Section
3.2 shall be deemed to prevent or limit the right of Employee to invest in the capital stock or other securities of any business.

                            Section 4 - Compensation

4.1 Base Compensation. Employee shall receive for his services the following Base Compensation:

(a) GFB shall pay Employee an annual salary of $257,500 payable in 26 equal bi-weekly installments.

(b) Any increase in Employee's Base Compensation shall be left to the sole discretion of the GFB Board. The Employee's Base Compensation shall not be subject to reduction during the Term of this Agreement except as otherwise provided in this Agreement.

4.2 Bonus Compensation. GFB shall pay Employee Bonus Compensation as determined by the GFB Board in its discretion.

4.3 Additional Compensation. As further compensation (the "Additional Compensation") GFB shall make available the benefits provided to Employee under GFB's Recognition and Retention Plan for Officers and Employees effective March 30, 1994 and shall make available the stock options provided to Employee pursuant to Holding Company's 1994 Incentive Stock Option Plan for Officers and Employees effective March 30, 1994, as amended.

4.4 Source of Payments. All payments provided for in this Agreement shall be timely paid by GFB. However, Holding Company unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from GFB are not timely paid or provided by GFB, such amounts and benefits shall be paid or provided by Holding Company.

                          Section 5 - Employee Benefits

5.1 Vacations. During each calendar year during the Term, Employee shall be entitled to a vacation of three weeks, during which Employee's compensation shall be paid in full. At least one week must be taken in consecutive days. Unused vacation for any year during the Term may not be carried forward for use in the next following year. Upon any termination of Employee's employment hereunder, Employee shall be entitled to pro rata compensation for unused vacation time earned during the year of termination, based upon the number of months Employee was employed during that year.

5.2 Business Expenses. GFB shall reimburse Employee for ordinary and necessary business expenses incurred by Employee in performing his duties pursuant to this Agreement, including but not limited to reasonable travel, entertainment and similar expenses that Employee incurs in promoting GFB's business; provided that GFB shall not reimburse any such expense which, prior to its being incurred, GFB directed Employee not to incur. The reimbursement shall be made upon presentation to GFB by Employee, from time to time, of an account of such expenses in such form and in such detail as GFB may request.

5.3 Fringe Benefits. In addition to benefits specifically described herein; Employee shall be entitled to receive from GFB the fringe benefits generally available to full-time senior management employees of GFB, as those benefits may be changed from time to time.

5.4 Disability Insurance. Throughout the Term of this Agreement, GFB shall provide Employee with long term disability coverage of 60% of Employee's total pay from the previous year, which benefit begins no later than 90 days after the Disability occurs.

                         Section 6 - Confidentiality and
                             Covenant Not to Compete

6.1 Covenant Not to Compete. In consideration of the GFB's continued employment of Employee pursuant to this Agreement, Employee covenants and agrees that Employee shall not during the one-year period immediately following the termination of his employment under this Agreement, if (1) GFB terminated the employment and severance compensation is payable pursuant to Section 8.4 or 8.5, or (2) Employee has retired, become disabled or voluntarily terminated:

(a) without the prior written consent of GFB, engage or become interested in any capacity, directly or indirectly (whether as proprietor, stockholder, director, partner, employee, trustee, beneficiary, or in any other capacity) in any business selling, providing or developing products or services competitive with products or services sold or maintained by GFB within a 50-mile radius of the Louisville Metropolitan Area; or

(b) recruit or solicit for employment any current or future employee of GFB or any of its respective successors or any entities related to it.

6.2 Confidential Information. Employee acknowledges that all Secret or Confidential Information is the exclusive property of GFB. Employee shall not during the period of his employment by GFB or at any time thereafter, disclose to any person, firm or corporation, or publish, or use for any purpose, any Secret or Confidential Information except as properly required in the ordinary course of business of GFB or as directed and authorized by GFB. Upon the termination of his employment with GFB, for any reason whatsoever, Employee shall return and deliver to GFB within 7 days any and all papers, books, records, documents, memoranda and manuals, including all copies thereof, belonging to GFB or relating to its business, in Employee's possession, whether prepared by Employee or others. If at any time after the termination of employment, Employee determines that he has any Secret or Confidential Information in his possession or control, Employee shall immediately return all such Secret or Confidential Information to GFB including all copies and portions thereof.

6.3 Disclosure and Survival of Covenants. If Employee, in the future, seeks or is offered employment by any other company, firm, or person, he shall provide a copy of this Agreement to the prospective employer prior to accepting employment with that prospective employer. The provisions of Sections 6.1 and 6.2 shall survive any termination of this Agreement.

                             Section 7 - Termination

7.1 Automatic Termination. Employment under this Agreement shall terminate on the death or Permanent Disability of Employee or by the Employee attaining age 65 during the Term of this Agreement.

7.2 Involuntary Termination.

(a) Termination by the Board. The GFB Board may terminate this Agreement at any time.

(b) Termination or Suspension by the Office of Thrift Supervision.

(i) If Employee is suspended and/or temporarily prohibited from performing his duties under this Agreement by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1)), then GFB's obligations under this Agreement shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, GFB may, in its discretion, (a) pay Employee all or part of the compensation withheld while obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

(ii) If Employee is removed and/or permanently prohibited from participating in the conduct of GFB's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of GFB under this Agreement shall terminate as of the effective date of the order, but vested rights of Employee shall not be affected.

(iii) If GFB is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but vested rights of Employee shall not be affected.

(iv) All obligations under this Agreement shall terminate, except to the extent determined that continuation of the contract is necessary for the continued operation of GFB (a) by action of the Director of the Office of Thrift
Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of GFB under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of GFB or when GFB is determined by the Director to be in an unsafe or unsound condition. Any rights of Employee that have already vested, however, shall not be affected by such action.

7.3 Voluntary Termination. Employee may terminate his employment for Good Reason by giving Notice of Termination in accordance with Section 7.4 below.

7.4 Notice of Termination. Any termination by GFB or by Employee, pursuant to this Agreement, shall be communicated by written Notice of Termination to the other party hereto.

7.5 Conflicts with Federal Law. If any of the termination provisions contained in this Agreement conflict with Office of Thrift Supervision regulation 12 CFR 563.39(b), or any successor regulation, the latter shall prevail.

                     Section 8 - Compensation on Termination

8.1 Compensation Upon Death. If Employee's employment is terminated because of the death of Employee, GFB shall pay Employee's executors or administrators: a) within 30 days of death the unpaid balance of Employee's Base Compensation through the end of the month in which Employee's death occurred, at the rate in effect on the date of Employee's death and b) as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid) multiplied by the fractional portion of the year between the first day of the year in which Employee died and the date of the Employee's death; and shall have no further obligations under this Agreement.

8.2 Compensation  Upon Disability.  If Employee's  active work ceases because of
Disability, GFB shall continue, as and when scheduled, to pay Employee Employee's Base Compensation through the date he ceased work, plus three months' additional Base Compensation, at 100% of the rate in effect on the date Employee became Disabled, and thereafter GFB shall have no further obligation for cash compensation unless and until Employee returns to work.

8.3 Compensation Upon Termination for Cause. If Employee's employment shall be terminated by GFB for Cause, GFB shall pay Employee his Base Compensation through the Date of Termination, and GFB shall not have any further obligations to Employee under this Agreement.

8.4 Compensation Upon Termination by GFB Other Than For Cause. If Employee's employment is terminated by GFB other than for Cause, then unless such termination occurs simultaneous with or within two years following a Change in Control of GFB or Holding Company, then Employee shall be entitled to the compensation Employee would have been entitled to under this Agreement as and when payable hereunder for the remainder of the Term, provided that Employee in good faith actively seeks employment similar to employee's position with GFB, and that any payments under this Section 8.4 shall be reduced by any compensation Employee receives from other employment thereafter accepted.

8.5  Compensation  Upon  Termination  For Good  Reason  or  Following  Change of
Control.

(a) If (1) Employee  terminates  employment under Section 7.3 for Good Reason or
(2) any of the events constituting a Change of Control of GFB or Holding Company shall have occurred and Employee's employment is terminated by GFB within three years thereafter other than by reason of (a) Employee's death or disability, or
(b) termination by GFB for Cause, then GFB shall pay to Employee as severance compensation in a lump sum (discounted to present value using the interest rate then applicable to newly issued fixed rate three-year certificates of deposit at GFB, Louisville, Kentucky) on the 30th day following the Date of Termination:

(i) the unpaid balance of Employee's full Base Compensation through the Date of Termination at the rate in effect at the time Notice of Termination is given; plus

(ii) an amount equal to Employee's full Base Compensation for two years at the rate in effect as of the Date of Termination; plus

(iii) Employer shall make available to Employee the Additional Compensation to which Employee would be entitled during the Term; plus

(iv) an amount equal to Employee's Bonus Compensation for the previous year (if any was paid), multiplied by two.

In addition to the severance benefits set forth in (i), (ii), (iii) and (iv) above, GFB shall: (a) to the extent not prohibited by Office of Thrift Supervision pronouncements pay all legal fees and expenses incurred by Employee resulting from termination (including all such fees and expenses, if any, incurred in contesting any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement); and (b) maintain in full force and effect, for the continued benefit of Employee for a two year period after the Date of Termination, all employee benefit plans and programs or arrangements in which Employee was entitled to participate immediately prior to Date of Termination; provided, however, that Employee's continued participation is possible under the general terms and provisions of such plans and programs. If Employee's participation in any such plan or program is barred, GFB shall arrange to provide Employee with benefits substantially similar or, if that is not possible, of equal value to those which Employee is entitled to receive under such plans and programs. At the end of the period of coverage, Employee shall have the option to have assigned to him at no cost and with no apportionment of prepaid premiums, any assignable insurance policies owned by GFB relating specifically to Employee.

Notwithstanding any of the foregoing, if Employee is within three years of age 65 on the Date of Termination, then (a) GFB shall reduce the amount payable to Employee under paragraphs (ii) and (iii) above to reflect only the number of months between the Date of Termination and the date Employee is or would otherwise attain age 65, and (b) GFB shall have no obligations to Employee after Employee attains age 65.

(b) Employee shall not be required to mitigate the amount of any payment provided for in this Section 8.5 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 8.5 be reduced by any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

8.6 Compensation Upon Retirement. If Employee terminates employment in the month of his 65th birthday, then Employee shall be paid within 30 days from the date of his retirement the unpaid balance of Employee's Base Compensation through the date of his retirement and shall be paid, as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid), multiplied by the fractional portion of the year between the first day of the year in which Employee retired and the date of Employee's retirement.

8.7 Successors of GFB. GFB will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GFB, by agreement in form and substance satisfactory to Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that GFB would be required to perform it if no such succession had taken place. Failure of GFB to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to terminate this agreement for Good Reason under paragraph 7.3 of this Agreement. As used in this Agreement, "GFB" shall mean GFB as hereinbefore defined and any successor to its business and/or assets as aforesaid or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

8.8 Reduction of Amounts Payable.

(a) In no event shall any amount payable under any provision of this Agreement equal or exceed an amount which would (i) cause GFB to forfeit (as determined by the Certified Public Accountants or legal counsel employed by GFB), pursuant to
Section 280G(a) of the Internal Revenue Code of 1986, as amended, its deduction for any or all such amounts payable, or (ii) exceed maximum amounts determined by the Office of Thrift Supervision to constitute a safe and sound practice. Pursuant to this Section 8.8, the GFB Board has the power to reduce severance benefits payable under this Agreement, if such benefits alone or in conjunction with termination benefits provided under any other severance pay plan maintained by GFB or any other plan or agreement between Employee and GFB, would cause GFB to forfeit otherwise deductible payments or would exceed the Office of Thrift Supervision maximums; provided, however that no benefits payable under this Agreement shall be reduced pursuant to this Section 8.8 to less than $1.00 below the amount of benefits (i) which GFB can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended, or (ii) which equal the amount the Office of Thrift Supervision considers the maximum safely and soundly payable.

(b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulation promulgated thereunder.

                            Section 9 - Miscellaneous

9.1 Notice. Any notice or request required or permitted to be given under this Agreement shall be in writing and shall be deemed sufficiently given for all purposes if mailed by certified mail, postage prepaid and return receipt requested, addressed to the intended recipient at the following address (or at such other address as either party may designate in writing to the other party by certified mail as described above):

If to GFB:
Great Financial Bank, FSB
One Financial Square
Louisville, Kentucky 40202

All notices to GFB shall be directed to the attention of the President of GFB with a copy to the Treasurer of GFB.

If to Employee:
Paul M. Baker
815 Rugby Place
Louisville, Kentucky 40222

9.2 Headings. The headings used in this Agreement have been included solely for ease of reference and are not to be construed in any interpretation of this Agreement.

9.3 Entire Agreement. This instrument contains the entire agreement between the parties with respect to the subject matter hereof, and shall supersede all prior understanding with respect to the subject matter hereof, except that the Indemnity Agreement dated October 25, 1991 and the Supplemental Executive Retirement Plan dated as of January 1, 1992 between Employee and GFB shall also continue to be effective. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. No modification or addition to this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

9.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

9.5 Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a home office selected by Employee within fifty (50) miles from the location of GFB, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

In the event any dispute or controversy arising under or in connection with Employee's termination is resolved in favor of Employee, whether by judgment, arbitration or settlement, Employee shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Employee under this Agreement.

9.6 Benefit. This Agreement shall inure to the benefit of and shall be binding upon GFB, its successors and assigns, and this Agreement shall not be assignable by Employee.

9.7 Remedies. Employee and GFB acknowledge that the services to be rendered under this Agreement are special, unique and of extraordinary character. If Employee breaches any covenants, terms and conditions of this Agreement to be performed by him, GFB will suffer irreparable damage and it will be impossible to estimate or determine GFB's damages. Therefore, GFB shall, upon proof of such breach, be entitled as a matter of course to an injunction from any court of competent jurisdiction restraining any further violation of such covenants by Employee, his employers, employees, partners, agents or other associates, or any of them, such right to an injunction to be cumulative and in addition to any other remedies GFB may have, either in law or in equity. In any proceeding to enforce any provision of this Agreement, Employee shall not assert any contention that there is an adequate remedy at law for the breach or default upon which such proceeding is based. Nothing in this paragraph shall be construed to prevent such remedy in the courts, in the case of any breach of this Agreement by Employee, as GFB may elect or invoke.

9.8 Severability. If any of the provisions of Section 6.1 of this Agreement are held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope duration or area or all of them, and such provision shall then be applicable in such modified form. If any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect, the validity, and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

9.9 Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Employee and such officer as may be specifically designated by the Board of Directors of GFB. The failure of GFB or Employee at any time or times to enforce its rights under the Agreement strictly in accordance with the same shall not be construed as having created a custom in any way or manner contrary to the specific provisions of this Agreement or as having in any way or manner modified or waived the same. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written but actually on the dates set forth below.

GREAT FINANCIAL BANK, FSB

By:________________________________

Title:_____________________________

Date:______________________________



GREAT FINANCIAL CORPORATION
(GUARANTOR)

By:________________________________

Title:_____________________________

Date:______________________________

EMPLOYEE:__________________________

Date:______________________________

                              EMPLOYMENT AGREEMENT

This is an Employment Agreement (the "Agreement") dated as of January 1, 1997 (the "Effective Date"), between Great Financial Bank, FSB ("GFB"), Great Financial Corporation ("Holding Company") and Arthur L. Harreld ("Employee").

                                    RECITALS

A. GFB considers the establishment and maintenance of sound and vital senior management to be essential to protecting and enhancing its best interests and therefore GFB desires to enter into an agreement governing the terms and conditions of Employee's employment.

B. GFB is a federally chartered Savings Bank and is subject to the Office of Thrift Supervision Regulation Section 563.39, which requires any agreements between GFB and its employees to be in writing and to contain certain provisions.

C. The Board of Directors of GFB has considered and approved this Agreement with respect to Employee's employment.

                                    AGREEMENT

The parties agree as follows:

                             Section 1 - Definitions

1.1 A "Change in Control" of GFB shall mean an event of a nature that:

(a) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute a majority thereof unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(b) the business of GFB or Holding Company for which Employee's services are principally performed is disposed of by GFB or Holding Company pursuant to a partial or complete liquidation of GFB or Holding Company, a sale of assets of GFB or Holding Company, or otherwise;

(c) GFB or Holding Company consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of GFB or Holding Company;

(d) the Board of GFB or Holding Company adopts a resolution to the effect that a Change in Control of GFB or Holding Company for purposes of this Agreement has occurred;

(e) an event of a nature  that would be  required  to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 occurs;

(f) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as the term is defined in Rule 13d-3 of the Securities Exchange Act), directly or indirectly, of securities of GFB or Holding Company representing 20 percent or more of Holding Company's or GFB's outstanding securities except for any securities of GFB purchased by Holding Company in connection with the conversion of GFB to stock form and any securities purchased by GFB's or Lincoln Service Mortgage Corporation's employee stock ownership plan and trust;

(g)  a  plan  of  reorganization,   merger,   consolidation,   sale  of  all  or
substantially all assets of GFB or Holding Company or a similar transaction occurs in which GFB or Holding Company is not the resulting entity; or

(h) change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

1.2 "Date of Termination" shall mean:

(a) If Employee's employment is automatically terminated under Section 7.1 of this Agreement, the date on which the event which triggered that automatic termination occurred;

(b) If Employee's employment is terminated for Good Reason under Section 7.3 of this Agreement or by GFB under Section 7.2(a) of this Agreement, the date specified in the Notice of Termination.

(c) If Employee's employment is terminated under Section 7.2(b), the date specified in Section 7.2(b).

(d) If Employee's employment is terminated at the end of the Term of this Agreement, the last day of such Term.

1.3 "Disability" shall mean Employee's inability, due to accident or physical or mental illness, to adequately and fully perform the duties required by an employee in Employee's profession; provided, however, that Disability for purposes of this Agreement shall not include any Disability which results from Employee's engaging in a criminal enterprise or from Employee's habitual drunkenness, addiction to narcotics or intentionally inflicted injury. If at any time during the Term the GFB Board makes a determination with respect to Employee's Disability, that determination shall be final, conclusive, and binding upon GFB, Employee, and their successors in interest, so long as that determination has a reasonable basis.

1.4 "Good Reason" shall be deemed to exist if:

(a) within three years after a Change in Control of GFB or Holding Company, without Employee's express written consent, Employee is assigned any duties inconsistent with Employee's positions, duties, responsibilities and status with GFB or Holding Company immediately prior to a Change of Control of GFB or Holding Company; Employee's actual job responsibilities as in effect immediately prior to a Change of Control of GFB or Holding Company are materially changed; or Employee is removed from or is not re-elected to any of such positions, except in connection with the termination of Employee's employment: (1) for Cause; (2) on account of Retirement; (3) as a result of Employee's death; or (4) by Employee other than for Good Reason; provided that the GFB Board's failure to extend this Agreement for an additional year under Section 2.2 of this Agreement shall not entitle Employee to terminate this Agreement for Good Reason;

(b) within three years of a Change in Control of GFB or Holding Company, GFB's or Holding Company's principal executive offices are relocated to a location more than 30 miles from its current location; or GFB or Holding Company requires Employee to be based in any location which is more than 30 miles from Employee's current base location, except for required travel on GFB's or Holding Company's business to an extent substantially consistent with similarly situated executives' business travel obligations;

(c) within three years after a Change of Control of GFB or Holding Company, GFB fails to continue in effect any benefit or compensation plan, pension plan, life insurance plan, health and accident plan or disability plan (including, but not limited to, GFB's participation in the Financial Institutions Retirement Fund) in which Employee is participating at the time of a Change of Control (or plans providing Employee with substantially similar benefits), such that there occurs a material reduction in benefits before termination, or GFB or Holding Company takes any action which would adversely affect Employee's participation in or materially reduce Employee's benefits under any benefit plan maintained by GFB or Holding Company or deprive Employee of any material fringe benefits;

(d) GFB fails to obtain the assumption of all obligations under this Agreement by any successor as contemplated in Section 8.7 of this Agreement; or

(e) Employee's employment is purported to be terminated in a manner which is not pursuant to a Notice of Termination satisfying the requirements of Section 7.4 of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

1.5 The "GFB Board" shall mean the Board of Directors of GFB.

1.6 "Notice of Termination" shall mean a notice, from GFB or from Employee, which shall indicate the specific termination provision in this Agreement relied upon, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and shall state the effective date of the termination.

1.7 "Permanent Disability" shall mean total disability arising from an occupational or non-occupational medically determinable physical or mental impairment which prevents the Employee from engaging in any substantial gainful activity and which is determined on a reasonable basis by GFB to be permanent and continuous for the remainder of the Employee's life.

1.8 "Retirement" shall mean termination of Employee's employment by reason of Employee attaining age 65.

1.9 "Secret or Confidential Information" means secret or confidential information of GFB (including secret or confidential information of GFB's subsidiaries and affiliates), including but not limited to lists of customers; identity of customers; identity of prospective customers; contract terms; bidding information and strategies; pricing methods; computer software; computer software methods and documentation; hardware; salary information with respect to GFB employees; financial product design information; GFB's business plan; methods of operation of GFB or its affiliates; the procedures, forms and techniques used in servicing accounts; and other documents or information which are required to be maintained in confidence for the continued success of GFB and its business.

1.10 Termination for "Cause" by GFB of Employee's employment under this Agreement shall have the same meaning as it does in 12 C.F.R. 563.39, and shall include termination because of:

(a) The intentional and substantial failure by Employee to perform Employee's duties with GFB (other than any such failure resulting from incapacity due to physical or mental illness); or

(b) Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or cease-and-desist order, or material breach of any provision of this Agreement.

Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the GFB Board at a meeting of the GFB Board called and held for that purpose, finding that in the good faith opinion of the GFB Board, GFB has cause for terminating Employee and specifying the particulars thereof in detail.

                         Section 2 - Employment and Term

2.1 Employment. GFB agrees to employ Employee and Employee agrees to serve as Executive Vice President-Residential Lending of GFB and President and Chief Operating Officer of Great Financial Mortgage. Employee agrees to accept Employment on the terms and conditions set forth in this Agreement.

2.2 Term. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Section 7, the term of this Agreement (the "Term") shall be the period beginning on January 1, 1997 (the "Effective Date") and ending April 15, 1999, or such earlier time as provided by Section 7.1. On or before December 31, 1997, December 31, 1998 and April 14, 1999 and each 12 month anniversary thereafter, the GFB Board shall review Employee's performance under this Agreement to determine whether GFB desires that the then-remaining Term be extended. If the GFB Board recommends and Employee consents to such extensions, then the then-remaining Term shall be extended by no more than one year.
                         Section 3 - Duties of Employee

3.1 Time Devoted; Duties. Employee shall devote his entire time, attention and energies to the business of GFB and he shall render such administrative and management services to GFB as are customarily performed by persons situated in a similar executive capacity, including those services prescribed from time to time by the GFB Board. Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of GFB. Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the GFB Board. Employee shall also conduct his personal affairs, including his personal financial affairs, in a manner appropriate for his position.

3.2 No Conflicting Activities. During the term of Employee's employment under this Agreement, Employee shall not engage in any business or activity contrary to the business affairs or interests of GFB. Nothing contained in this Section
3.2 shall be deemed to prevent or limit the right of Employee to invest in the capital stock or other securities of any business.

                            Section 4 - Compensation

4.1 Base Compensation. Employee shall receive for his services the following Base Compensation:

(a) GFB shall pay Employee an annual salary of $220,500 payable in 26 equal bi-weekly installments.

(b) Any increase in Employee's Base Compensation shall be left to the sole discretion of the GFB Board. The Employee's Base Compensation shall not be subject to reduction during the Term of this Agreement except as otherwise provided in this Agreement.

4.2 Bonus Compensation. GFB shall pay Employee Bonus Compensation as determined by the GFB Board in its discretion.

4.3 Additional Compensation. As further compensation (the "Additional Compensation") GFB shall make available the benefits provided to Employee under GFB's Recognition and Retention Plan for Officers and Employees effective March 30, 1994 and shall make available the stock options provided to Employee pursuant to Holding Company's 1994 Incentive Stock Option Plan for Officers and Employees effective March 30, 1994, as amended.

4.4 Source of Payments. All payments provided for in this Agreement shall be timely paid by GFB. However, Holding Company unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from GFB are not timely paid or provided by GFB, such amounts and benefits shall be paid or provided by Holding Company.

                          Section 5 - Employee Benefits

5.1 Vacations. During each calendar year during the Term, Employee shall be entitled to a vacation of three weeks, during which Employee's compensation shall be paid in full. At least one week must be taken in consecutive days. Unused vacation for any year during the Term may not be carried forward for use in the next following year. Upon any termination of Employee's employment hereunder, Employee shall be entitled to pro rata compensation for unused vacation time earned during the year of termination, based upon the number of months Employee was employed during that year.

5.2 Business Expenses. GFB shall reimburse Employee for ordinary and necessary business expenses incurred by Employee in performing his duties pursuant to this Agreement, including but not limited to reasonable travel, entertainment and similar expenses that Employee incurs in promoting GFB's business; provided that GFB shall not reimburse any such expense which, prior to its being incurred, GFB directed Employee not to incur. The reimbursement shall be made upon presentation to GFB by Employee, from time to time, of an account of such expenses in such form and in such detail as GFB may request.

5.3 Fringe Benefits. In addition to benefits specifically described herein; Employee shall be entitled to receive from GFB the fringe benefits generally available to full-time senior management employees of GFB, as those benefits may be changed from time to time.

5.4 Disability Insurance. Throughout the Term of this Agreement, GFB shall provide Employee with long term disability coverage of 60% of Employee's total pay from the previous year, which benefit begins no later than 90 days after the Disability occurs.

                         Section 6 - Confidentiality and
                             Covenant Not to Compete

6.1 Covenant Not to Compete. In consideration of the GFB's continued employment of Employee pursuant to this Agreement, Employee covenants and agrees that Employee shall not during the one-year period immediately following the termination of his employment under this Agreement, if (1) GFB terminated the employment and severance compensation is payable pursuant to Section 8.4 or 8.5, or (2) Employee has retired, become disabled or voluntarily terminated:

(a) without the prior written consent of GFB, engage or become interested in any capacity, directly or indirectly (whether as proprietor, stockholder, director, partner, employee, trustee, beneficiary, or in any other capacity) in any business selling, providing or developing products or services competitive with products or services sold or maintained by GFB within a 50-mile radius of the Louisville Metropolitan Area; or

(b) recruit or solicit for employment any current or future employee of GFB or any of its respective successors or any entities related to it.

6.2 Confidential Information. Employee acknowledges that all Secret or Confidential Information is the exclusive property of GFB. Employee shall not during the period of his employment by GFB or at any time thereafter, disclose to any person, firm or corporation, or publish, or use for any purpose, any Secret or Confidential Information except as properly required in the ordinary course of business of GFB or as directed and authorized by GFB. Upon the termination of his employment with GFB, for any reason whatsoever, Employee shall return and deliver to GFB within 7 days any and all papers, books, records, documents, memoranda and manuals, including all copies thereof, belonging to GFB or relating to its business, in Employee's possession, whether prepared by Employee or others. If at any time after the termination of employment, Employee determines that he has any Secret or Confidential Information in his possession or control, Employee shall immediately return all such Secret or Confidential Information to GFB including all copies and portions thereof.

6.3 Disclosure and Survival of Covenants. If Employee, in the future, seeks or is offered employment by any other company, firm, or person, he shall provide a copy of this Agreement to the prospective employer prior to accepting employment with that prospective employer. The provisions of Sections 6.1 and 6.2 shall survive any termination of this Agreement.

                             Section 7 - Termination

7.1 Automatic Termination. Employment under this Agreement shall terminate on the death or Permanent Disability of Employee or by the Employee attaining age 65 during the Term of this Agreement.

7.2 Involuntary Termination.

(a) Termination by the Board. The GFB Board may terminate this Agreement at any time.

(b) Termination or Suspension by the Office of Thrift Supervision.

(i) If Employee is suspended and/or temporarily prohibited from performing his duties under this Agreement by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1)), then GFB's obligations under this Agreement shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, GFB may, in its discretion, (a) pay Employee all or part of the compensation withheld while obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

(ii) If Employee is removed and/or permanently prohibited from participating in the conduct of GFB's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of GFB under this Agreement shall terminate as of the effective date of the order, but vested rights of Employee shall not be affected.

(iii) If GFB is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but vested rights of Employee shall not be affected.

(iv) All obligations under this Agreement shall terminate, except to the extent determined that continuation of the contract is necessary for the continued operation of GFB (a) by action of the Director of the Office of Thrift
Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of GFB under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of GFB or when GFB is determined by the Director to be in an unsafe or unsound condition. Any rights of Employee that have already vested, however, shall not be affected by such action.

7.3 Voluntary Termination. Employee may terminate his employment for Good Reason by giving Notice of Termination in accordance with Section 7.4 below.

7.4 Notice of Termination. Any termination by GFB or by Employee, pursuant to this Agreement, shall be communicated by written Notice of Termination to the other party hereto.

7.5 Conflicts with Federal Law. If any of the termination provisions contained in this Agreement conflict with Office of Thrift Supervision regulation 12 CFR 563.39(b), or any successor regulation, the latter shall prevail.

                     Section 8 - Compensation on Termination

8.1 Compensation Upon Death. If Employee's employment is terminated because of the death of Employee, GFB shall pay Employee's executors or administrators: a) within 30 days of death the unpaid balance of Employee's Base Compensation through the end of the month in which Employee's death occurred, at the rate in effect on the date of Employee's death and b) as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid) multiplied by the fractional portion of the year between the first day of the year in which Employee died and the date of the Employee's death; and shall have no further obligations under this Agreement.

8.2 Compensation  Upon Disability.  If Employee's  active work ceases because of
Disability, GFB shall continue, as and when scheduled, to pay Employee Employee's Base Compensation through the date he ceased work, plus three months' additional Base Compensation, at 100% of the rate in effect on the date Employee became Disabled, and thereafter GFB shall have no further obligation for cash compensation unless and until Employee returns to work.

8.3 Compensation Upon Termination for Cause. If Employee's employment shall be terminated by GFB for Cause, GFB shall pay Employee his Base Compensation through the Date of Termination, and GFB shall not have any further obligations to Employee under this Agreement.

8.4 Compensation Upon Termination by GFB Other Than For Cause. If Employee's employment is terminated by GFB other than for Cause, then unless such termination occurs simultaneous with or within two years following a Change in Control of GFB or Holding Company, then Employee shall be entitled to the compensation Employee would have been entitled to under this Agreement as and when payable hereunder for the remainder of the Term, provided that Employee in good faith actively seeks employment similar to employee's position with GFB, and that any payments under this Section 8.4 shall be reduced by any compensation Employee receives from other employment thereafter accepted.

8.5  Compensation  Upon  Termination  For Good  Reason  or  Following  Change of
Control.

(a) If (1) Employee  terminates  employment under Section 7.3 for Good Reason or
(2) any of the events constituting a Change of Control of GFB or Holding Company shall have occurred and Employee's employment is terminated by GFB within three years thereafter other than by reason of (a) Employee's death or disability, or

(b) termination by GFB for Cause, then GFB shall pay to Employee as severance compensation in a lump sum (discounted to present value using the interest rate then applicable to newly issued fixed rate three-year certificates of deposit at GFB, Louisville, Kentucky) on the 30th day following the Date of Termination:

(i) the unpaid balance of Employee's full Base Compensation through the Date of Termination at the rate in effect at the time Notice of Termination is given; plus

(ii) an amount equal to Employee's full Base Compensation for two years at the rate in effect as of the Date of Termination; plus

(iii) Employer shall make available to Employee the Additional Compensation to which Employee would be entitled during the Term; plus

(iv) an amount equal to Employee's Bonus Compensation for the previous year (if any was paid), multiplied by two.

In addition to the severance benefits set forth in (i), (ii), (iii) and (iv) above, GFB shall: (a) to the extent not prohibited by Office of Thrift Supervision pronouncements pay all legal fees and expenses incurred by Employee resulting from termination (including all such fees and expenses, if any, incurred in contesting any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement); and (b) maintain in full force and effect, for the continued benefit of Employee for a two year period after the Date of Termination, all employee benefit plans and programs or arrangements in which Employee was entitled to participate immediately prior to Date of Termination; provided, however, that Employee's continued participation is possible under the general terms and provisions of such plans and programs. If Employee's participation in any such plan or program is barred, GFB shall arrange to provide Employee with benefits substantially similar or, if that is not possible, of equal value to those which Employee is entitled to receive under such plans and programs. At the end of the period of coverage, Employee shall have the option to have assigned to him at no cost and with no apportionment of prepaid premiums, any assignable insurance policies owned by GFB relating specifically to Employee.

Notwithstanding any of the foregoing, if Employee is within three years of age 65 on the Date of Termination, then (a) GFB shall reduce the amount payable to Employee under paragraphs (ii) and (iii) above to reflect only the number of months between the Date of Termination and the date Employee is or would otherwise attain age 65, and (b) GFB shall have no obligations to Employee after Employee attains age 65.

(b) Employee shall not be required to mitigate the amount of any payment provided for in this Section 8.5 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 8.5 be reduced by any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

8.6 Compensation Upon Retirement. If Employee terminates employment in the month of his 65th birthday, then Employee shall be paid within 30 days from the date of his retirement the unpaid balance of Employee's Base Compensation through the date of his retirement and shall be paid, as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid), multiplied by the fractional portion of the year between the first day of the year in which Employee retired and the date of Employee's retirement.

8.7 Successors of GFB. GFB will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GFB, by agreement in form and substance satisfactory to Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that GFB would be required to perform it if no such succession had taken place. Failure of GFB to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to terminate this agreement for Good Reason under paragraph 7.3 of this Agreement. As used in this Agreement, "GFB" shall mean GFB as hereinbefore defined and any successor to its business and/or assets as aforesaid or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

8.8 Reduction of Amounts Payable.

(a) In no event shall any amount payable under any provision of this Agreement equal or exceed an amount which would (i) cause GFB to forfeit (as determined by the Certified Public Accountants or legal counsel employed by GFB), pursuant to
Section 280G(a) of the Internal Revenue Code of 1986, as amended, its deduction for any or all such amounts payable, or (ii) exceed maximum amounts determined by the Office of Thrift Supervision to constitute a safe and sound practice. Pursuant to this Section 8.8, the GFB Board has the power to reduce severance benefits payable under this Agreement, if such benefits alone or in conjunction with termination benefits provided under any other severance pay plan maintained by GFB or any other plan or agreement between Employee and GFB, would cause GFB to forfeit otherwise deductible payments or would exceed the Office of Thrift Supervision maximums; provided, however that no benefits payable under this Agreement shall be reduced pursuant to this Section 8.8 to less than $1.00 below the amount of benefits (i) which GFB can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended, or (ii) which equal the amount the Office of Thrift Supervision considers the maximum safely and soundly payable.

(b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulation promulgated thereunder.

                            Section 9 - Miscellaneous

9.1 Notice. Any notice or request required or permitted to be given under this Agreement shall be in writing and shall be deemed sufficiently given for all purposes if mailed by certified mail, postage prepaid and return receipt requested, addressed to the intended recipient at the following address (or at such other address as either party may designate in writing to the other party by certified mail as described above):

If to GFB:
Great Financial Bank, FSB
One Financial Square
Louisville, Kentucky 40202

All notices to GFB shall be directed to the attention of the President of GFB with a copy to the Treasurer of GFB.

If to Employee:
Arthur L. Harreld
4112 Hunting Creek Drive
Owensboro, KY  42301

9.2 Headings. The headings used in this Agreement have been included solely for ease of reference and are not to be construed in any interpretation of this Agreement.

9.3 Entire Agreement. This instrument contains the entire agreement between the parties with respect to the subject matter hereof, and shall supersede all prior understanding with respect to the subject matter hereof, except that the Indemnity Agreement dated October 25, 1991 and the Supplemental Executive Retirement Plan dated as of January 1, 1992 between Employee and GFB shall also continue to be effective. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. No modification or addition to this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

9.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

9.5 Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a home office selected by Employee within fifty (50) miles from the location of GFB, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

In the event any dispute or controversy arising under or in connection with Employee's termination is resolved in favor of Employee, whether by judgment, arbitration or settlement, Employee shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Employee under this Agreement.

9.6 Benefit. This Agreement shall inure to the benefit of and shall be binding upon GFB, its successors and assigns, and this Agreement shall not be assignable by Employee.

9.7 Remedies. Employee and GFB acknowledge that the services to be rendered under this Agreement are special, unique and of extraordinary character. If Employee breaches any covenants, terms and conditions of this Agreement to be performed by him, GFB will suffer irreparable damage and it will be impossible to estimate or determine GFB's damages. Therefore, GFB shall, upon proof of such breach, be entitled as a matter of course to an injunction from any court of competent jurisdiction restraining any further violation of such covenants by Employee, his employers, employees, partners, agents or other associates, or any of them, such right to an injunction to be cumulative and in addition to any other remedies GFB may have, either in law or in equity. In any proceeding to enforce any provision of this Agreement, Employee shall not assert any contention that there is an adequate remedy at law for the breach or default upon which such proceeding is based. Nothing in this paragraph shall be construed to prevent such remedy in the courts, in the case of any breach of this Agreement by Employee, as GFB may elect or invoke.

9.8 Severability. If any of the provisions of Section 6.1 of this Agreement are held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope duration or area or all of them, and such provision shall then be applicable in such modified form. If any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect, the validity, and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

9.9 Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Employee and such officer as may be specifically designated by the Board of Directors of GFB. The failure of GFB or Employee at any time or times to enforce its rights under the Agreement strictly in accordance with the same shall not be construed as having created a custom in any way or manner contrary to the specific provisions of this Agreement or as having in any way or manner modified or waived the same. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written but actually on the dates set forth below.

GREAT FINANCIAL BANK, FSB


By:________________________________

Title:_____________________________

Date:______________________________



GREAT FINANCIAL CORPORATION
(GUARANTOR)

By:________________________________

Title:_____________________________

Date:______________________________

EMPLOYEE:__________________________

Date:______________________________

                              EMPLOYMENT AGREEMENT

This is an Employment Agreement (the "Agreement") dated as of January 1, 1997 (the "Effective Date"), between Great Financial Bank, FSB ("GFB"), Great Financial Corporation ("Holding Company") and Richard Klapheke ("Employee").

                                    RECITALS

A. GFB considers the establishment and maintenance of sound and vital senior management to be essential to protecting and enhancing its best interests and therefore GFB desires to enter into an agreement governing the terms and conditions of Employee's employment.

B. GFB is a federally chartered Savings Bank and is subject to the Office of Thrift Supervision Regulation Section 563.39, which requires any agreements between GFB and its employees to be in writing and to contain certain provisions.

C. The Board of Directors of GFB has considered and approved this Agreement with respect to Employee's employment.

                                    AGREEMENT

The parties agree as follows:

                             Section 1 - Definitions

1.1 A "Change in Control" of GFB shall mean an event of a nature that:

(a) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute a majority thereof unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(b) the business of GFB or Holding Company for which Employee's services are principally performed is disposed of by GFB or Holding Company pursuant to a partial or complete liquidation of GFB or Holding Company, a sale of assets of GFB or Holding Company, or otherwise;

(c) GFB or Holding Company consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of GFB or Holding Company;

(d) the Board of GFB or Holding Company adopts a resolution to the effect that a Change in Control of GFB or Holding Company for purposes of this Agreement has occurred;

(e) an event of a nature  that would be  required  to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 occurs;

(f) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as the term is defined in Rule 13d-3 of the Securities Exchange Act), directly or indirectly, of securities of GFB or Holding Company representing 20 percent or more of Holding Company's or GFB's outstanding securities except for any securities of GFB purchased by Holding Company in connection with the conversion of GFB to stock form and any securities purchased by GFB's or Lincoln Service Mortgage Corporation's employee stock ownership plan and trust;

(g)  a  plan  of  reorganization,   merger,   consolidation,   sale  of  all  or
substantially all assets of GFB or Holding Company or a similar transaction occurs in which GFB or Holding Company is not the resulting entity; or

(h) change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

1.2 "Date of Termination" shall mean:

(a) If Employee's employment is automatically terminated under Section 7.1 of this Agreement, the date on which the event which triggered that automatic termination occurred;

(b) If Employee's employment is terminated for Good Reason under Section 7.3 of this Agreement or by GFB under Section 7.2(a) of this Agreement, the date specified in the Notice of Termination.

(c) If Employee's employment is terminated under Section 7.2(b), the date specified in Section 7.2(b).

(d) If Employee's employment is terminated at the end of the Term of this Agreement, the last day of such Term.

1.3 "Disability" shall mean Employee's inability, due to accident or physical or mental illness, to adequately and fully perform the duties required by an employee in Employee's profession; provided, however, that Disability for purposes of this Agreement shall not include any Disability which results from Employee's engaging in a criminal enterprise or from Employee's habitual drunkenness, addiction to narcotics or intentionally inflicted injury. If at any time during the Term the GFB Board makes a determination with respect to Employee's Disability, that determination shall be final, conclusive, and binding upon GFB, Employee, and their successors in interest, so long as that determination has a reasonable basis.

1.4 "Good Reason" shall be deemed to exist if:

(a) within three years after a Change in Control of GFB or Holding Company, without Employee's express written consent, Employee is assigned any duties inconsistent with Employee's positions, duties, responsibilities and status with GFB or Holding Company immediately prior to a Change of Control of GFB or Holding Company; Employee's actual job responsibilities as in effect immediately prior to a Change of Control of GFB or Holding Company are materially changed; or Employee is removed from or is not re-elected to any of such positions, except in connection with the termination of Employee's employment: (1) for Cause; (2) on account of Retirement; (3) as a result of Employee's death; or (4) by Employee other than for Good Reason; provided that the GFB Board's failure to extend this Agreement for an additional year under Section 2.2 of this Agreement shall not entitle Employee to terminate this Agreement for Good Reason;

(b) within three years of a Change in Control of GFB or Holding Company, GFB's or Holding Company's principal executive offices are relocated to a location more than 30 miles from its current location; or GFB or Holding Company requires Employee to be based in any location which is more than 30 miles from Employee's current base location, except for required travel on GFB's or Holding Company's business to an extent substantially consistent with similarly situated executives' business travel obligations;

(c) within three years after a Change of Control of GFB or Holding Company, GFB fails to continue in effect any benefit or compensation plan, pension plan, life insurance plan, health and accident plan or disability plan (including, but not limited to, GFB's participation in the Financial Institutions Retirement Fund) in which Employee is participating at the time of a Change of Control (or plans providing Employee with substantially similar benefits), such that there occurs a material reduction in benefits before termination, or GFB or Holding Company takes any action which would adversely affect Employee's participation in or materially reduce Employee's benefits under any benefit plan maintained by GFB or Holding Company or deprive Employee of any material fringe benefits;

(d) GFB fails to obtain the assumption of all obligations under this Agreement by any successor as contemplated in Section 8.7 of this Agreement; or

(e) Employee's employment is purported to be terminated in a manner which is not pursuant to a Notice of Termination satisfying the requirements of Section 7.4 of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

1.5 The "GFB Board" shall mean the Board of Directors of GFB.

1.6 "Notice of Termination" shall mean a notice, from GFB or from Employee, which shall indicate the specific termination provision in this Agreement relied upon, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and shall state the effective date of the termination.

1.7 "Permanent Disability" shall mean total disability arising from an occupational or non-occupational medically determinable physical or mental impairment which prevents the Employee from engaging in any substantial gainful activity and which is determined on a reasonable basis by GFB to be permanent and continuous for the remainder of the Employee's life.

1.8 "Retirement" shall mean termination of Employee's employment by reason of Employee attaining age 65.

1.9 "Secret or Confidential Information" means secret or confidential information of GFB (including secret or confidential information of GFB's subsidiaries and affiliates), including but not limited to lists of customers; identity of customers; identity of prospective customers; contract terms; bidding information and strategies; pricing methods; computer software; computer software methods and documentation; hardware; salary information with respect to GFB employees; financial product design information; GFB's business plan; methods of operation of GFB or its affiliates; the procedures, forms and techniques used in servicing accounts; and other documents or information which are required to be maintained in confidence for the continued success of GFB and its business.

1.10 Termination for "Cause" by GFB of Employee's employment under this Agreement shall have the same meaning as it does in 12 C.F.R. 563.39, and shall include termination because of:

(a) The intentional and substantial failure by Employee to perform Employee's duties with GFB (other than any such failure resulting from incapacity due to physical or mental illness); or

(b) Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or cease-and-desist order, or material breach of any provision of this Agreement.

Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the GFB Board at a meeting of the GFB Board called and held for that purpose, finding that in the good faith opinion of the GFB Board, GFB has cause for terminating Employee and specifying the particulars thereof in detail.

                         Section 2 - Employment and Term

2.1 Employment. GFB agrees to employ Employee and Employee agrees to serve as Executive Vice President-Chief Financial Officer of GFB. Employee agrees to accept Employment on the terms and conditions set forth in this Agreement.

2.2 Term. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Section 7, the term of this Agreement (the "Term") shall be the period beginning on January 1, 1997 (the "Effective Date") and ending April 15, 1999, or such earlier time as provided by Section 7.1. On or before December 31, 1997, December 31, 1998 and April 14, 1999 and each 12 month anniversary thereafter, the GFB Board shall review Employee's performance under this Agreement to determine whether GFB desires that the then-remaining Term be extended. If the GFB Board recommends and Employee consents to such extensions, then the then-remaining Term shall be extended by no more than one year.

                         Section 3 - Duties of Employee

3.1 Time Devoted; Duties. Employee shall devote his entire time, attention and energies to the business of GFB and he shall render such administrative and management services to GFB as are customarily performed by persons situated in a similar executive capacity, including those services prescribed from time to time by the GFB Board. Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of GFB. Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the GFB Board. Employee shall also conduct his personal affairs, including his personal financial affairs, in a manner appropriate for his position.

3.2 No Conflicting Activities. During the term of Employee's employment under this Agreement, Employee shall not engage in any business or activity contrary to the business affairs or interests of GFB. Nothing contained in this Section
3.2 shall be deemed to prevent or limit the right of Employee to invest in the capital stock or other securities of any business.

                            Section 4 - Compensation

4.1 Base Compensation. Employee shall receive for his services the following Base Compensation:

(a) GFB shall pay Employee an annual salary of $161,250 payable in 26 equal bi-weekly installments.

(b) Any increase in Employee's Base Compensation shall be left to the sole discretion of the GFB Board. The Employee's Base Compensation shall not be subject to reduction during the Term of this Agreement except as otherwise provided in this Agreement.

4.2 Bonus Compensation. GFB shall pay Employee Bonus Compensation as determined by the GFB Board in its discretion.

4.3 Additional Compensation. As further compensation (the "Additional Compensation") GFB shall make available the benefits provided to Employee under GFB's Recognition and Retention Plan for Officers and Employees effective March 30, 1994 and shall make available the stock options provided to Employee pursuant to Holding Company's 1994 Incentive Stock Option Plan for Officers and Employees effective March 30, 1994, as amended.

4.4 Source of Payments. All payments provided for in this Agreement shall be timely paid by GFB. However, Holding Company unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from GFB are not timely paid or provided by GFB, such amounts and benefits shall be paid or provided by Holding Company.

                          Section 5 - Employee Benefits

5.1 Vacations. During each calendar year during the Term, Employee shall be entitled to a vacation of three weeks, during which Employee's compensation shall be paid in full. At least one week must be taken in consecutive days. Unused vacation for any year during the Term may not be carried forward for use in the next following year. Upon any termination of Employee's employment hereunder, Employee shall be entitled to pro rata compensation for unused vacation time earned during the year of termination, based upon the number of months Employee was employed during that year.

5.2 Business Expenses. GFB shall reimburse Employee for ordinary and necessary business expenses incurred by Employee in performing his duties pursuant to this Agreement, including but not limited to reasonable travel, entertainment and similar expenses that Employee incurs in promoting GFB's business; provided that GFB shall not reimburse any such expense which, prior to its being incurred, GFB directed Employee not to incur. The reimbursement shall be made upon presentation to GFB by Employee, from time to time, of an account of such expenses in such form and in such detail as GFB may request.

5.3 Fringe Benefits. In addition to benefits specifically described herein; Employee shall be entitled to receive from GFB the fringe benefits generally available to full-time senior management employees of GFB, as those benefits may be changed from time to time.

5.4 Disability Insurance. Throughout the Term of this Agreement, GFB shall provide Employee with long term disability coverage of 60% of Employee's total pay from the previous year, which benefit begins no later than 90 days after the Disability occurs.

                         Section 6 - Confidentiality and
                             Covenant Not to Compete

6.1 Covenant Not to Compete. In consideration of the GFB's continued employment of Employee pursuant to this Agreement, Employee covenants and agrees that Employee shall not during the one-year period immediately following the termination of his employment under this Agreement, if (1) GFB terminated the employment and severance compensation is payable pursuant to Section 8.4 or 8.5, or (2) Employee has retired, become disabled or voluntarily terminated:

(a) without the prior written consent of GFB, engage or become interested in any capacity, directly or indirectly (whether as proprietor, stockholder, director, partner, employee, trustee, beneficiary, or in any other capacity) in any business selling, providing or developing products or services competitive with products or services sold or maintained by GFB within a 50-mile radius of the Louisville Metropolitan Area; or

(b) recruit or solicit for employment any current or future employee of GFB or any of its respective successors or any entities related to it.

6.2 Confidential Information. Employee acknowledges that all Secret or Confidential Information is the exclusive property of GFB. Employee shall not during the period of his employment by GFB or at any time thereafter, disclose to any person, firm or corporation, or publish, or use for any purpose, any Secret or Confidential Information except as properly required in the ordinary course of business of GFB or as directed and authorized by GFB. Upon the termination of his employment with GFB, for any reason whatsoever, Employee shall return and deliver to GFB within 7 days any and all papers, books, records, documents, memoranda and manuals, including all copies thereof, belonging to GFB or relating to its business, in Employee's possession, whether prepared by Employee or others. If at any time after the termination of employment, Employee determines that he has any Secret or Confidential Information in his possession or control, Employee shall immediately return all such Secret or Confidential Information to GFB including all copies and portions thereof.

6.3 Disclosure and Survival of Covenants. If Employee, in the future, seeks or is offered employment by any other company, firm, or person, he shall provide a copy of this Agreement to the prospective employer prior to accepting employment with that prospective employer. The provisions of Sections 6.1 and 6.2 shall survive any termination of this Agreement.

                             Section 7 - Termination

7.1 Automatic Termination. Employment under this Agreement shall terminate on the death or Permanent Disability of Employee or by the Employee attaining age 65 during the Term of this Agreement.

7.2 Involuntary Termination.

(a) Termination by the Board. The GFB Board may terminate this Agreement at any time.

(b) Termination or Suspension by the Office of Thrift Supervision.

(i) If Employee is suspended and/or temporarily prohibited from performing his duties under this Agreement by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1)), then GFB's obligations under this Agreement shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, GFB may, in its discretion, (a) pay Employee all or part of the compensation withheld while obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

(ii) If Employee is removed and/or permanently prohibited from participating in the conduct of GFB's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of GFB under this Agreement shall terminate as of the effective date of the order, but vested rights of Employee shall not be affected.

(iii) If GFB is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but vested rights of Employee shall not be affected.

(iv) All obligations under this Agreement shall terminate, except to the extent determined that continuation of the contract is necessary for the continued operation of GFB (a) by action of the Director of the Office of Thrift
Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of GFB under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of GFB or when GFB is determined by the Director to be in an unsafe or unsound condition. Any rights of Employee that have already vested, however, shall not be affected by such action.

7.3 Voluntary Termination. Employee may terminate his employment for Good Reason by giving Notice of Termination in accordance with Section 7.4 below.

7.4 Notice of Termination. Any termination by GFB or by Employee, pursuant to this Agreement, shall be communicated by written Notice of Termination to the other party hereto.

7.5 Conflicts with Federal Law. If any of the termination provisions contained in this Agreement conflict with Office of Thrift Supervision regulation 12 CFR 563.39(b), or any successor regulation, the latter shall prevail.

                     Section 8 - Compensation on Termination

8.1 Compensation Upon Death. If Employee's employment is terminated because of the death of Employee, GFB shall pay Employee's executors or administrators: a) within 30 days of death the unpaid balance of Employee's Base Compensation through the end of the month in which Employee's death occurred, at the rate in effect on the date of Employee's death and b) as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid) multiplied by the fractional portion of the year between the first day of the year in which Employee died and the date of the Employee's death; and shall have no further obligations under this Agreement.

8.2 Compensation  Upon Disability.  If Employee's  active work ceases because of
Disability, GFB shall continue, as and when scheduled, to pay Employee Employee's Base Compensation through the date he ceased work, plus three months' additional Base Compensation, at 100% of the rate in effect on the date Employee became Disabled, and thereafter GFB shall have no further obligation for cash compensation unless and until Employee returns to work.

8.3 Compensation Upon Termination for Cause. If Employee's employment shall be terminated by GFB for Cause, GFB shall pay Employee his Base Compensation through the Date of Termination, and GFB shall not have any further obligations to Employee under this Agreement.

8.4 Compensation Upon Termination by GFB Other Than For Cause. If Employee's employment is terminated by GFB other than for Cause, then unless such termination occurs simultaneous with or within two years following a Change in Control of GFB or Holding Company, then Employee shall be entitled to the compensation Employee would have been entitled to under this Agreement as and when payable hereunder for the remainder of the Term, provided that Employee in good faith actively seeks employment similar to employee's position with GFB, and that any payments under this Section 8.4 shall be reduced by any compensation Employee receives from other employment thereafter accepted.

8.5  Compensation  Upon  Termination  For Good  Reason  or  Following  Change of
Control.

(a) If (1) Employee  terminates  employment under Section 7.3 for Good Reason or
(2) any of the events constituting a Change of Control of GFB or Holding Company shall have occurred and Employee's employment is terminated by GFB within three years thereafter other than by reason of (a) Employee's death or disability, or

(b) termination by GFB for Cause, then GFB shall pay to Employee as severance compensation in a lump sum (discounted to present value using the interest rate then applicable to newly issued fixed rate three-year certificates of deposit at GFB, Louisville, Kentucky) on the 30th day following the Date of Termination:

(i) the unpaid balance of Employee's full Base Compensation through the Date of Termination at the rate in effect at the time Notice of Termination is given; plus

(ii) an amount equal to Employee's full Base Compensation for two years at the rate in effect as of the Date of Termination; plus

(iii) Employer shall make available to Employee the Additional Compensation to which Employee would be entitled during the Term; plus

(iv) an amount equal to Employee's Bonus Compensation for the previous year (if any was paid), multiplied by two.

In addition to the severance benefits set forth in (i), (ii), (iii) and (iv) above, GFB shall: (a) to the extent not prohibited by Office of Thrift Supervision pronouncements pay all legal fees and expenses incurred by Employee resulting from termination (including all such fees and expenses, if any, incurred in contesting any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement); and (b) maintain in full force and effect, for the continued benefit of Employee for a two year period after the Date of Termination, all employee benefit plans and programs or arrangements in which Employee was entitled to participate immediately prior to Date of Termination; provided, however, that Employee's continued participation is possible under the general terms and provisions of such plans and programs. If Employee's participation in any such plan or program is barred, GFB shall arrange to provide Employee with benefits substantially similar or, if that is not possible, of equal value to those which Employee is entitled to receive under such plans and programs. At the end of the period of coverage, Employee shall have the option to have assigned to him at no cost and with no apportionment of prepaid premiums, any assignable insurance policies owned by GFB relating specifically to Employee.

Notwithstanding any of the foregoing, if Employee is within three years of age 65 on the Date of Termination, then (a) GFB shall reduce the amount payable to Employee under paragraphs (ii) and (iii) above to reflect only the number of months between the Date of Termination and the date Employee is or would otherwise attain age 65, and (b) GFB shall have no obligations to Employee after Employee attains age 65.

(b) Employee shall not be required to mitigate the amount of any payment provided for in this Section 8.5 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 8.5 be reduced by any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

8.6 Compensation Upon Retirement. If Employee terminates employment in the month of his 65th birthday, then Employee shall be paid within 30 days from the date of his retirement the unpaid balance of Employee's Base Compensation through the date of his retirement and shall be paid, as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid), multiplied by the fractional portion of the year between the first day of the year in which Employee retired and the date of Employee's retirement.

8.7 Successors of GFB. GFB will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GFB, by agreement in form and substance satisfactory to Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that GFB would be required to perform it if no such succession had taken place. Failure of GFB to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to terminate this agreement for Good Reason under paragraph 7.3 of this Agreement. As used in this Agreement, "GFB" shall mean GFB as hereinbefore defined and any successor to its business and/or assets as aforesaid or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

8.8 Reduction of Amounts Payable.

(a) In no event shall any amount payable under any provision of this Agreement equal or exceed an amount which would (i) cause GFB to forfeit (as determined by the Certified Public Accountants or legal counsel employed by GFB), pursuant to
Section 280G(a) of the Internal Revenue Code of 1986, as amended, its deduction for any or all such amounts payable, or (ii) exceed maximum amounts determined by the Office of Thrift Supervision to constitute a safe and sound practice. Pursuant to this Section 8.8, the GFB Board has the power to reduce severance benefits payable under this Agreement, if such benefits alone or in conjunction with termination benefits provided under any other severance pay plan maintained by GFB or any other plan or agreement between Employee and GFB, would cause GFB to forfeit otherwise deductible payments or would exceed the Office of Thrift Supervision maximums; provided, however that no benefits payable under this Agreement shall be reduced pursuant to this Section 8.8 to less than $1.00 below the amount of benefits (i) which GFB can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended, or (ii) which equal the amount the Office of Thrift Supervision considers the maximum safely and soundly payable.

(b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulation promulgated thereunder.

                            Section 9 - Miscellaneous

9.1 Notice. Any notice or request required or permitted to be given under this Agreement shall be in writing and shall be deemed sufficiently given for all purposes if mailed by certified mail, postage prepaid and return receipt requested, addressed to the intended recipient at the following address (or at such other address as either party may designate in writing to the other party by certified mail as described above):

If to GFB:
Great Financial Bank, FSB
One Financial Square
Louisville, Kentucky 40202

All notices to GFB shall be directed to the attention of the President of GFB with a copy to the Treasurer of GFB.

If to Employee:
Richard Klapheke
1215 Carpenter Drive
Crestwood, KY  40014

9.2 Headings. The headings used in this Agreement have been included solely for ease of reference and are not to be construed in any interpretation of this Agreement.

9.3 Entire Agreement. This instrument contains the entire agreement between the parties with respect to the subject matter hereof, and shall supersede all prior understanding with respect to the subject matter hereof, except that the Indemnity Agreement dated October 25, 1991 and the Supplemental Executive Retirement Plan dated as of January 1, 1992 between Employee and GFB shall also continue to be effective. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. No modification or addition to this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

9.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

9.5 Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a home office selected by Employee within fifty (50) miles from the location of GFB, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

In the event any dispute or controversy arising under or in connection with Employee's termination is resolved in favor of Employee, whether by judgment, arbitration or settlement, Employee shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Employee under this Agreement.

9.6 Benefit. This Agreement shall inure to the benefit of and shall be binding upon GFB, its successors and assigns, and this Agreement shall not be assignable by Employee.

9.7 Remedies. Employee and GFB acknowledge that the services to be rendered under this Agreement are special, unique and of extraordinary character. If Employee breaches any covenants, terms and conditions of this Agreement to be performed by him, GFB will suffer irreparable damage and it will be impossible to estimate or determine GFB's damages. Therefore, GFB shall, upon proof of such breach, be entitled as a matter of course to an injunction from any court of competent jurisdiction restraining any further violation of such covenants by Employee, his employers, employees, partners, agents or other associates, or any of them, such right to an injunction to be cumulative and in addition to any other remedies GFB may have, either in law or in equity. In any proceeding to enforce any provision of this Agreement, Employee shall not assert any contention that there is an adequate remedy at law for the breach or default upon which such proceeding is based. Nothing in this paragraph shall be construed to prevent such remedy in the courts, in the case of any breach of this Agreement by Employee, as GFB may elect or invoke.

9.8 Severability. If any of the provisions of Section 6.1 of this Agreement are held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope duration or area or all of them, and such provision shall then be applicable in such modified form. If any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect, the validity, and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

9.9 Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Employee and such officer as may be specifically designated by the Board of Directors of GFB. The failure of GFB or Employee at any time or times to enforce its rights under the Agreement strictly in accordance with the same shall not be construed as having created a custom in any way or manner contrary to the specific provisions of this Agreement or as having in any way or manner modified or waived the same. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written but actually on the dates set forth below.

GREAT FINANCIAL BANK, FSB


By:________________________________

Title:_____________________________

Date:______________________________




GREAT FINANCIAL CORPORATION
(GUARANTOR)

By:________________________________

Title:_____________________________

Date:______________________________

EMPLOYEE:__________________________

Date:______________________________

                              EMPLOYMENT AGREEMENT

This is an Employment Agreement (the "Agreement") dated as of January 1, 1997 (the "Effective Date"), between Great Financial Bank, FSB ("GFB"), Great Financial Corporation ("Holding Company") and Jack H. Shipman ("Employee").

                                    RECITALS

A. GFB considers the establishment and maintenance of sound and vital senior management to be essential to protecting and enhancing its best interests and therefore GFB desires to enter into an agreement governing the terms and conditions of Employee's employment.

B. GFB is a federally chartered Savings Bank and is subject to the Office of Thrift Supervision Regulation Section 563.39, which requires any agreements between GFB and its employees to be in writing and to contain certain provisions.

C. The Board of Directors of GFB has considered and approved this Agreement with respect to Employee's employment.

                                    AGREEMENT

The parties agree as follows:

                             Section 1 - Definitions

1.1 A "Change in Control" of GFB shall mean an event of a nature that:

(a) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute a majority thereof unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(b) the business of GFB or Holding Company for which Employee's services are principally performed is disposed of by GFB or Holding Company pursuant to a partial or complete liquidation of GFB or Holding Company, a sale of assets of GFB or Holding Company, or otherwise;

(c) GFB or Holding Company consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of GFB or Holding Company;

(d) the Board of GFB or Holding Company adopts a resolution to the effect that a Change in Control of GFB or Holding Company for purposes of this Agreement has occurred;

(e) an event of a nature  that would be  required  to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 occurs;

(f) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as the term is defined in Rule 13d-3 of the Securities Exchange Act), directly or indirectly, of securities of GFB or Holding Company representing 20 percent or more of Holding Company's or GFB's outstanding securities except for any securities of GFB purchased by Holding Company in connection with the conversion of GFB to stock form and any securities purchased by GFB's or Lincoln Service Mortgage Corporation's employee stock ownership plan and trust;

(g)  a  plan  of  reorganization,   merger,   consolidation,   sale  of  all  or
substantially all assets of GFB or Holding Company or a similar transaction occurs in which GFB or Holding Company is not the resulting entity; or

(h) change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

1.2 "Date of Termination" shall mean:

(a) If Employee's employment is automatically terminated under Section 7.1 of this Agreement, the date on which the event which triggered that automatic termination occurred;

(b) If Employee's employment is terminated for Good Reason under Section 7.3 of this Agreement or by GFB under Section 7.2(a) of this Agreement, the date specified in the Notice of Termination.

(c) If Employee's employment is terminated under Section 7.2(b), the date specified in Section 7.2(b).

(d) If Employee's employment is terminated at the end of the Term of this Agreement, the last day of such Term.

1.3 "Disability" shall mean Employee's inability, due to accident or physical or mental illness, to adequately and fully perform the duties required by an employee in Employee's profession; provided, however, that Disability for purposes of this Agreement shall not include any Disability which results from Employee's engaging in a criminal enterprise or from Employee's habitual drunkenness, addiction to narcotics or intentionally inflicted injury. If at any time during the Term the GFB Board makes a determination with respect to Employee's Disability, that determination shall be final, conclusive, and binding upon GFB, Employee, and their successors in interest, so long as that determination has a reasonable basis.

1.4 "Good Reason" shall be deemed to exist if:

(a) within three years after a Change in Control of GFB or Holding Company, without Employee's express written consent, Employee is assigned any duties inconsistent with Employee's positions, duties, responsibilities and status with GFB or Holding Company immediately prior to a Change of Control of GFB or Holding Company; Employee's actual job responsibilities as in effect immediately prior to a Change of Control of GFB or Holding Company are materially changed; or Employee is removed from or is not re-elected to any of such positions, except in connection with the termination of Employee's employment: (1) for Cause; (2) on account of Retirement; (3) as a result of Employee's death; or (4) by Employee other than for Good Reason; provided that the GFB Board's failure to extend this Agreement for an additional year under Section 2.2 of this Agreement shall not entitle Employee to terminate this Agreement for Good Reason;

(b) within three years of a Change in Control of GFB or Holding Company, GFB's or Holding Company's principal executive offices are relocated to a location more than 30 miles from its current location; or GFB or Holding Company requires Employee to be based in any location which is more than 30 miles from Employee's current base location, except for required travel on GFB's or Holding Company's business to an extent substantially consistent with similarly situated executives' business travel obligations;

(c) within three years after a Change of Control of GFB or Holding Company, GFB fails to continue in effect any benefit or compensation plan, pension plan, life insurance plan, health and accident plan or disability plan (including, but not limited to, GFB's participation in the Financial Institutions Retirement Fund) in which Employee is participating at the time of a Change of Control (or plans providing Employee with substantially similar benefits), such that there occurs a material reduction in benefits before termination, or GFB or Holding Company takes any action which would adversely affect Employee's participation in or materially reduce Employee's benefits under any benefit plan maintained by GFB or Holding Company or deprive Employee of any material fringe benefits;

(d) GFB fails to obtain the assumption of all obligations under this Agreement by any successor as contemplated in Section 8.7 of this Agreement; or

(e) Employee's employment is purported to be terminated in a manner which is not pursuant to a Notice of Termination satisfying the requirements of Section 7.4 of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

1.5 The "GFB Board" shall mean the Board of Directors of GFB.

1.6 "Notice of Termination" shall mean a notice, from GFB or from Employee, which shall indicate the specific termination provision in this Agreement relied upon, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and shall state the effective date of the termination.

1.7 "Permanent Disability" shall mean total disability arising from an occupational or non-occupational medically determinable physical or mental impairment which prevents the Employee from engaging in any substantial gainful activity and which is determined on a reasonable basis by GFB to be permanent and continuous for the remainder of the Employee's life.

1.8 "Retirement" shall mean termination of Employee's employment by reason of Employee attaining age 65.

1.9 "Secret or Confidential Information" means secret or confidential information of GFB (including secret or confidential information of GFB's subsidiaries and affiliates), including but not limited to lists of customers; identity of customers; identity of prospective customers; contract terms; bidding information and strategies; pricing methods; computer software; computer software methods and documentation; hardware; salary information with respect to GFB employees; financial product design information; GFB's business plan; methods of operation of GFB or its affiliates; the procedures, forms and techniques used in servicing accounts; and other documents or information which are required to be maintained in confidence for the continued success of GFB and its business.

1.10 Termination for "Cause" by GFB of Employee's employment under this Agreement shall have the same meaning as it does in 12 C.F.R. 563.39, and shall include termination because of:

(a) The intentional and substantial failure by Employee to perform Employee's duties with GFB (other than any such failure resulting from incapacity due to physical or mental illness); or

(b) Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or cease-and-desist order, or material breach of any provision of this Agreement.

Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the GFB Board at a meeting of the GFB Board called and held for that purpose, finding that in the good faith opinion of the GFB Board, GFB has cause for terminating Employee and specifying the particulars thereof in detail.

                         Section 2 - Employment and Term

2.1 Employment. GFB agrees to employ Employee and Employee agrees to serve as President and Chief Operating Officer of GFB. Employee agrees to accept Employment on the terms and conditions set forth in this Agreement.

2.2 Term. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Section 7, the term of this Agreement (the "Term") shall be the period beginning on January 1, 1997 (the "Effective Date") and ending April 15, 1999, or such earlier time as provided by Section 7.1. On or before December 31, 1997, December 31, 1998 and April 14, 1999 and each 12 month anniversary thereafter, the GFB Board shall review Employee's performance under this Agreement to determine whether GFB desires that the then-remaining Term be extended. If the GFB Board recommends and Employee consents to such extensions, then the then-remaining Term shall be extended by no more than one year.

                         Section 3 - Duties of Employee

3.1 Time Devoted; Duties. Employee shall devote his entire time, attention and energies to the business of GFB and he shall render such administrative and management services to GFB as are customarily performed by persons situated in a similar executive capacity, including those services prescribed from time to time by the GFB Board; provided, however, that Employee may engage in the activities described in Exhibit A so long as they do not interfere or conflict with his duties with GFB and Holding Company. Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of GFB. Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the GFB Board. Employee shall also conduct his personal affairs, including his personal financial affairs, in a manner appropriate for his position.

3.2 No Conflicting Activities. During the term of Employee's employment under this Agreement, Employee shall not engage in any business or activity contrary to the business affairs or interests of GFB. Nothing contained in this Section
3.2 shall be deemed to prevent or limit the right of Employee to invest in the capital stock or other securities of any business.

                            Section 4 - Compensation

4.1 Base Compensation. Employee shall receive for his services the following Base Compensation:

(a) GFB shall pay Employee an annual salary of $235,000 payable in 26 equal bi-weekly installments.

(b) Any increase in Employee's Base Compensation shall be left to the sole discretion of the GFB Board. The Employee's Base Compensation shall not be subject to reduction during the Term of this Agreement except as otherwise provided in this Agreement.

4.2 Bonus Compensation. GFB shall pay Employee Bonus Compensation as determined by the GFB Board in its discretion.

4.3 Additional Compensation. As further compensation (the "Additional Compensation") GFB shall make available the benefits provided to Employee under GFB's Recognition and Retention Plan for Officers and Employees effective March 30, 1994 and shall make available the stock options provided to Employee pursuant to Holding Company's 1994 Incentive Stock Option Plan for Officers and Employees effective March 30, 1994, as amended.

4.4 Source of Payments. All payments provided for in this Agreement shall be timely paid by GFB. However, Holding Company unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from GFB are not timely paid or provided by GFB, such amounts and benefits shall be paid or provided by Holding Company.

                          Section 5 - Employee Benefits

5.1 Vacations. During each calendar year during the Term, Employee shall be entitled to a vacation of three weeks, during which Employee's compensation shall be paid in full. At least one week must be taken in consecutive days. Unused vacation for any year during the Term may not be carried forward for use in the next following year. Upon any termination of Employee's employment hereunder, Employee shall be entitled to pro rata compensation for unused vacation time earned during the year of termination, based upon the number of months Employee was employed during that year.

5.2 Business Expenses. GFB shall reimburse Employee for ordinary and necessary business expenses incurred by Employee in performing his duties pursuant to this Agreement, including but not limited to reasonable travel, entertainment and similar expenses that Employee incurs in promoting GFB's business; provided that GFB shall not reimburse any such expense which, prior to its being incurred, GFB directed Employee not to incur. The reimbursement shall be made upon presentation to GFB by Employee, from time to time, of an account of such expenses in such form and in such detail as GFB may request.

5.3 Fringe Benefits. In addition to benefits specifically described herein; Employee shall be entitled to receive from GFB the fringe benefits generally available to full-time senior management employees of GFB, as those benefits may be changed from time to time.

5.4 Disability Insurance. Throughout the Term of this Agreement, GFB shall provide Employee with long term disability coverage of 60% of Employee's total pay from the previous year, which benefit begins no later than 90 days after the Disability occurs.

                         Section 6 - Confidentiality and
                             Covenant Not to Compete

6.1 Covenant Not to Compete. In consideration of the GFB's continued employment of Employee pursuant to this Agreement, Employee covenants and agrees that Employee shall not during the one-year period immediately following the termination of his employment under this Agreement, if (1) GFB terminated the employment and severance compensation is payable pursuant to Section 8.4 or 8.5, or (2) Employee has retired, become disabled or voluntarily terminated:

(a) without the prior written consent of GFB, engage or become interested in any capacity, directly or indirectly (whether as proprietor, stockholder, director, partner, employee, trustee, beneficiary, or in any other capacity) in any business selling, providing or developing products or services competitive with products or services sold or maintained by GFB within a 50-mile radius of the Louisville Metropolitan Area; or

(b) recruit or solicit for employment any current or future employee of GFB or any of its respective successors or any entities related to it.

6.2 Confidential Information. Employee acknowledges that all Secret or Confidential Information is the exclusive property of GFB. Employee shall not during the period of his employment by GFB or at any time thereafter, disclose to any person, firm or corporation, or publish, or use for any purpose, any Secret or Confidential Information except as properly required in the ordinary course of business of GFB or as directed and authorized by GFB. Upon the termination of his employment with GFB, for any reason whatsoever, Employee shall return and deliver to GFB within 7 days any and all papers, books, records, documents, memoranda and manuals, including all copies thereof, belonging to GFB or relating to its business, in Employee's possession, whether prepared by Employee or others. If at any time after the termination of employment, Employee determines that he has any Secret or Confidential Information in his possession or control, Employee shall immediately return all such Secret or Confidential Information to GFB including all copies and portions thereof.

6.3 Disclosure and Survival of Covenants. If Employee, in the future, seeks or is offered employment by any other company, firm, or person, he shall provide a copy of this Agreement to the prospective employer prior to accepting employment with that prospective employer. The provisions of Sections 6.1 and 6.2 shall survive any termination of this Agreement.

                             Section 7 - Termination

7.1 Automatic Termination. Employment under this Agreement shall terminate on the death or Permanent Disability of Employee or by the Employee attaining age 65 during the Term of this Agreement.

7.2 Involuntary Termination.

(a) Termination by the Board. The GFB Board may terminate this Agreement at any time.

(b) Termination or Suspension by the Office of Thrift Supervision.

(i) If Employee is suspended and/or temporarily prohibited from performing his duties under this Agreement by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1)), then GFB's obligations under this Agreement shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, GFB may, in its discretion, (a) pay Employee all or part of the compensation withheld while obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

(ii) If Employee is removed and/or permanently prohibited from participating in the conduct of GFB's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of GFB under this Agreement shall terminate as of the effective date of the order, but vested rights of Employee shall not be affected.

(iii) If GFB is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but vested rights of Employee shall not be affected.

(iv) All obligations under this Agreement shall terminate, except to the extent determined that continuation of the contract is necessary for the continued operation of GFB (a) by action of the Director of the Office of Thrift
Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of GFB under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of GFB or when GFB is determined by the Director to be in an unsafe or unsound condition. Any rights of Employee that have already vested, however, shall not be affected by such action.

7.3 Voluntary Termination. Employee may terminate his employment for Good Reason by giving Notice of Termination in accordance with Section 7.4 below.

7.4 Notice of Termination. Any termination by GFB or by Employee, pursuant to this Agreement, shall be communicated by written Notice of Termination to the other party hereto.

7.5 Conflicts with Federal Law. If any of the termination provisions contained in this Agreement conflict with Office of Thrift Supervision regulation 12 CFR 563.39(b), or any successor regulation, the latter shall prevail.

                     Section 8 - Compensation on Termination

8.1 Compensation Upon Death. If Employee's employment is terminated because of the death of Employee, GFB shall pay Employee's executors or administrators: a) within 30 days of death the unpaid balance of Employee's Base Compensation through the end of the month in which Employee's death occurred, at the rate in effect on the date of Employee's death and b) as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid) multiplied by the fractional portion of the year between the first day of the year in which Employee died and the date of the Employee's death; and shall have no further obligations under this Agreement.

8.2 Compensation  Upon Disability.  If Employee's  active work ceases because of
Disability, GFB shall continue, as and when scheduled, to pay Employee Employee's Base Compensation through the date he ceased work, plus three months' additional Base Compensation, at 100% of the rate in effect on the date Employee became Disabled, and thereafter GFB shall have no further obligation for cash compensation unless and until Employee returns to work.

8.3 Compensation Upon Termination for Cause. If Employee's employment shall be terminated by GFB for Cause, GFB shall pay Employee his Base Compensation through the Date of Termination, and GFB shall not have any further obligations to Employee under this Agreement.

8.4 Compensation Upon Termination by GFB Other Than For Cause. If Employee's employment is terminated by GFB other than for Cause, then unless such termination occurs simultaneous with or within two years following a Change in Control of GFB or Holding Company, then Employee shall be entitled to the compensation Employee would have been entitled to under this Agreement as and when payable hereunder for the remainder of the Term, provided that Employee in good faith actively seeks employment similar to employee's position with GFB, and that any payments under this Section 8.4 shall be reduced by any compensation Employee receives from other employment thereafter accepted.

8.5  Compensation  Upon  Termination  For Good  Reason  or  Following  Change of
Control.

(a) If (1) Employee  terminates  employment under Section 7.3 for Good Reason or
(2) any of the events constituting a Change of Control of GFB or Holding Company shall have occurred and Employee's employment is terminated by GFB within three years thereafter other than by reason of (a) Employee's death or disability, or
(b) termination by GFB for Cause, then GFB shall pay to Employee as severance compensation in a lump sum (discounted to present value using the interest rate then applicable to newly issued fixed rate three-year certificates of deposit at GFB, Louisville, Kentucky) on the 30th day following the Date of Termination:

(i) the unpaid balance of Employee's full Base Compensation through the Date of Termination at the rate in effect at the time Notice of Termination is given; plus

(ii) an amount equal to Employee's full Base Compensation for two years at the rate in effect as of the Date of Termination; plus

(iii) Employer shall make available to Employee the Additional Compensation to which Employee would be entitled during the Term; plus

(iv) an amount equal to Employee's Bonus Compensation for the previous year (if any was paid), multiplied by two.

In addition to the severance benefits set forth in (i), (ii), (iii) and (iv) above, GFB shall: (a) to the extent not prohibited by Office of Thrift Supervision pronouncements pay all legal fees and expenses incurred by Employee resulting from termination (including all such fees and expenses, if any, incurred in contesting any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement); and (b) maintain in full force and effect, for the continued benefit of Employee for a two year period after the Date of Termination, all employee benefit plans and programs or arrangements in which Employee was entitled to participate immediately prior to Date of Termination; provided, however, that Employee's continued participation is possible under the general terms and provisions of such plans and programs. If Employee's participation in any such plan or program is barred, GFB shall arrange to provide Employee with benefits substantially similar or, if that is not possible, of equal value to those which Employee is entitled to receive under such plans and programs. At the end of the period of coverage, Employee shall have the option to have assigned to him at no cost and with no apportionment of prepaid premiums, any assignable insurance policies owned by GFB relating specifically to Employee.

Notwithstanding any of the foregoing, if Employee is within three years of age 65 on the Date of Termination, then (a) GFB shall reduce the amount payable to Employee under paragraphs (ii) and (iii) above to reflect only the number of months between the Date of Termination and the date Employee is or would otherwise attain age 65, and (b) GFB shall have no obligations to Employee after Employee attains age 65.

(b) Employee shall not be required to mitigate the amount of any payment provided for in this Section 8.5 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 8.5 be reduced by any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

8.6 Compensation Upon Retirement. If Employee terminates employment in the month of his 65th birthday, then Employee shall be paid within 30 days from the date of his retirement the unpaid balance of Employee's Base Compensation through the date of his retirement and shall be paid, as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid), multiplied by the fractional portion of the year between the first day of the year in which Employee retired and the date of Employee's retirement.

8.7 Successors of GFB. GFB will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GFB, by agreement in form and substance satisfactory to Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that GFB would be required to perform it if no such succession had taken place. Failure of GFB to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to terminate this agreement for Good Reason under paragraph 7.3 of this Agreement. As used in this Agreement, "GFB" shall mean GFB as hereinbefore defined and any successor to its business and/or assets as aforesaid or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

8.8 Reduction of Amounts Payable.

(a) In no event shall any amount payable under any provision of this Agreement equal or exceed an amount which would (i) cause GFB to forfeit (as determined by the Certified Public Accountants or legal counsel employed by GFB), pursuant to
Section 280G(a) of the Internal Revenue Code of 1986, as amended, its deduction for any or all such amounts payable, or (ii) exceed maximum amounts determined by the Office of Thrift Supervision to constitute a safe and sound practice. Pursuant to this Section 8.8, the GFB Board has the power to reduce severance benefits payable under this Agreement, if such benefits alone or in conjunction with termination benefits provided under any other severance pay plan maintained by GFB or any other plan or agreement between Employee and GFB, would cause GFB to forfeit otherwise deductible payments or would exceed the Office of Thrift Supervision maximums; provided, however that no benefits payable under this Agreement shall be reduced pursuant to this Section 8.8 to less than $1.00 below the amount of benefits (i) which GFB can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended, or (ii) which equal the amount the Office of Thrift Supervision considers the maximum safely and soundly payable.

(b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulation promulgated thereunder.

                            Section 9 - Miscellaneous

9.1 Notice. Any notice or request required or permitted to be given under this Agreement shall be in writing and shall be deemed sufficiently given for all purposes if mailed by certified mail, postage prepaid and return receipt requested, addressed to the intended recipient at the following address (or at such other address as either party may designate in writing to the other party by certified mail as described above):

If to GFB:
Great Financial Bank, FSB
One Financial Square
Louisville, Kentucky 40202

All notices to GFB shall be directed to the attention of the Chief Executive Officer of GFB with a copy to the Treasurer of GFB.

If to Employee:
Jack Shipman
8225 Highway 329
Crestwood, KY  40014

9.2 Headings. The headings used in this Agreement have been included solely for ease of reference and are not to be construed in any interpretation of this Agreement.

9.3 Entire Agreement. This instrument contains the entire agreement between the parties with respect to the subject matter hereof, and shall supersede all prior understanding with respect to the subject matter hereof, except that the Indemnity Agreement dated October 25, 1991 and the Supplemental Executive Retirement Plan dated as of January 1, 1992 between Employee and GFB shall also continue to be effective. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. No modification or addition to this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

9.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

9.5 Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a home office selected by Employee within fifty (50) miles from the location of GFB, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

In the event any dispute or controversy arising under or in connection with Employee's termination is resolved in favor of Employee, whether by judgment, arbitration or settlement, Employee shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Employee under this Agreement.

9.6 Benefit. This Agreement shall inure to the benefit of and shall be binding upon GFB, its successors and assigns, and this Agreement shall not be assignable by Employee.

9.7 Remedies. Employee and GFB acknowledge that the services to be rendered under this Agreement are special, unique and of extraordinary character. If Employee breaches any covenants, terms and conditions of this Agreement to be performed by him, GFB will suffer irreparable damage and it will be impossible to estimate or determine GFB's damages. Therefore, GFB shall, upon proof of such breach, be entitled as a matter of course to an injunction from any court of competent jurisdiction restraining any further violation of such covenants by Employee, his employers, employees, partners, agents or other associates, or any of them, such right to an injunction to be cumulative and in addition to any other remedies GFB may have, either in law or in equity. In any proceeding to enforce any provision of this Agreement, Employee shall not assert any contention that there is an adequate remedy at law for the breach or default upon which such proceeding is based. Nothing in this paragraph shall be construed to prevent such remedy in the courts, in the case of any breach of this Agreement by Employee, as GFB may elect or invoke.

9.8 Severability. If any of the provisions of Section 6.1 of this Agreement are held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope duration or area or all of them, and such provision shall then be applicable in such modified form. If any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect, the validity, and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

9.9 Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Employee and such officer as may be specifically designated by the Board of Directors of GFB. The failure of GFB or Employee at any time or times to enforce its rights under the Agreement strictly in accordance with the same shall not be construed as having created a custom in any way or manner contrary to the specific provisions of this Agreement or as having in any way or manner modified or waived the same. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written but actually on the dates set forth below.

GREAT FINANCIAL BANK, FSB


By:________________________________

Title:_____________________________

Date:______________________________




GREAT FINANCIAL CORPORATION
(GUARANTOR)

By:________________________________

Title:_____________________________

Date:______________________________

EMPLOYEE:__________________________

Date:______________________________

                                    EXHIBIT A

Pursuant to paragraph 3.1 of the Employment Agreement, Employee may advise the management and/or serve as a director of an automobile acceptance company to be established by Sam Swope, as long as his duties in this regard do not interfere with his duties with GFB and the Holding Company.

                              EMPLOYMENT AGREEMENT

This is an Employment Agreement (the "Agreement") dated as of January 1, 1997 (the "Effective Date"), between Great Financial Bank, FSB ("GFB"), Great Financial Corporation ("Holding Company") and James Statler ("Employee").

                                    RECITALS

A. GFB considers the establishment and maintenance of sound and vital senior management to be essential to protecting and enhancing its best interests and therefore GFB desires to enter into an agreement governing the terms and conditions of Employee's employment.

B. GFB is a federally chartered Savings Bank and is subject to the Office of Thrift Supervision Regulation Section 563.39, which requires any agreements between GFB and its employees to be in writing and to contain certain provisions.

C. The Board of Directors of GFB has considered and approved this Agreement with respect to Employee's employment.

                                    AGREEMENT

The parties agree as follows:

                             Section 1 - Definitions

1.1 A "Change in Control" of GFB shall mean an event of a nature that:

(a) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute a majority thereof unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(b) the business of GFB or Holding Company for which Employee's services are principally performed is disposed of by GFB or Holding Company pursuant to a partial or complete liquidation of GFB or Holding Company, a sale of assets of GFB or Holding Company, or otherwise;

(c) GFB or Holding Company consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of GFB or Holding Company;

(d) the Board of GFB or Holding Company adopts a resolution to the effect that a Change in Control of GFB or Holding Company for purposes of this Agreement has occurred;

(e) an event of a nature  that would be  required  to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 occurs;

(f) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as the term is defined in Rule 13d-3 of the Securities Exchange Act), directly or indirectly, of securities of GFB or Holding Company representing 20 percent or more of Holding Company's or GFB's outstanding securities except for any securities of GFB purchased by Holding Company in connection with the conversion of GFB to stock form and any securities purchased by GFB's or Lincoln Service Mortgage Corporation's employee stock ownership plan and trust;

(g)  a  plan  of  reorganization,   merger,   consolidation,   sale  of  all  or
substantially all assets of GFB or Holding Company or a similar transaction occurs in which GFB or Holding Company is not the resulting entity; or

(h) change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

1.2 "Date of Termination" shall mean:

(a) If Employee's employment is automatically terminated under Section 7.1 of this Agreement, the date on which the event which triggered that automatic termination occurred;

(b) If Employee's employment is terminated for Good Reason under Section 7.3 of this Agreement or by GFB under Section 7.2(a) of this Agreement, the date specified in the Notice of Termination.

(c) If Employee's employment is terminated under Section 7.2(b), the date specified in Section 7.2(b).

(d) If Employee's employment is terminated at the end of the Term of this Agreement, the last day of such Term.

1.3 "Disability" shall mean Employee's inability, due to accident or physical or mental illness, to adequately and fully perform the duties required by an employee in Employee's profession; provided, however, that Disability for purposes of this Agreement shall not include any Disability which results from Employee's engaging in a criminal enterprise or from Employee's habitual drunkenness, addiction to narcotics or intentionally inflicted injury. If at any time during the Term the GFB Board makes a determination with respect to Employee's Disability, that determination shall be final, conclusive, and binding upon GFB, Employee, and their successors in interest, so long as that determination has a reasonable basis.

1.4 "Good Reason" shall be deemed to exist if:

(a) within three years after a Change in Control of GFB or Holding Company, without Employee's express written consent, Employee is assigned any duties inconsistent with Employee's positions, duties, responsibilities and status with GFB or Holding Company immediately prior to a Change of Control of GFB or Holding Company; Employee's actual job responsibilities as in effect immediately prior to a Change of Control of GFB or Holding Company are materially changed; or Employee is removed from or is not re-elected to any of such positions, except in connection with the termination of Employee's employment: (1) for Cause; (2) on account of Retirement; (3) as a result of Employee's death; or (4) by Employee other than for Good Reason; provided that the GFB Board's failure to extend this Agreement for an additional year under Section 2.2 of this Agreement shall not entitle Employee to terminate this Agreement for Good Reason;

(b) within three years of a Change in Control of GFB or Holding Company, GFB's or Holding Company's principal executive offices are relocated to a location more than 30 miles from its current location; or GFB or Holding Company requires Employee to be based in any location which is more than 30 miles from Employee's current base location, except for required travel on GFB's or Holding Company's business to an extent substantially consistent with similarly situated executives' business travel obligations;

(c) within three years after a Change of Control of GFB or Holding Company, GFB fails to continue in effect any benefit or compensation plan, pension plan, life insurance plan, health and accident plan or disability plan (including, but not limited to, GFB's participation in the Financial Institutions Retirement Fund) in which Employee is participating at the time of a Change of Control (or plans providing Employee with substantially similar benefits), such that there occurs a material reduction in benefits before termination, or GFB or Holding Company takes any action which would adversely affect Employee's participation in or materially reduce Employee's benefits under any benefit plan maintained by GFB or Holding Company or deprive Employee of any material fringe benefits;

(d) GFB fails to obtain the assumption of all obligations under this Agreement by any successor as contemplated in Section 8.7 of this Agreement; or

(e) Employee's employment is purported to be terminated in a manner which is not pursuant to a Notice of Termination satisfying the requirements of Section 7.4 of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

1.5 The "GFB Board" shall mean the Board of Directors of GFB.

1.6 "Notice of Termination" shall mean a notice, from GFB or from Employee, which shall indicate the specific termination provision in this Agreement relied upon, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and shall state the effective date of the termination.

1.7 "Permanent Disability" shall mean total disability arising from an occupational or non-occupational medically determinable physical or mental impairment which prevents the Employee from engaging in any substantial gainful activity and which is determined on a reasonable basis by GFB to be permanent and continuous for the remainder of the Employee's life.

1.8 "Retirement" shall mean termination of Employee's employment by reason of Employee attaining age 65.

1.9 "Secret or Confidential Information" means secret or confidential information of GFB (including secret or confidential information of GFB's subsidiaries and affiliates), including but not limited to lists of customers; identity of customers; identity of prospective customers; contract terms; bidding information and strategies; pricing methods; computer software; computer software methods and documentation; hardware; salary information with respect to GFB employees; financial product design information; GFB's business plan; methods of operation of GFB or its affiliates; the procedures, forms and techniques used in servicing accounts; and other documents or information which are required to be maintained in confidence for the continued success of GFB and its business.

1.10 Termination for "Cause" by GFB of Employee's employment under this Agreement shall have the same meaning as it does in 12 C.F.R. 563.39, and shall include termination because of:

(a) The intentional and substantial failure by Employee to perform Employee's duties with GFB (other than any such failure resulting from incapacity due to physical or mental illness); or

(b) Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or cease-and-desist order, or material breach of any provision of this Agreement.

Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the GFB Board at a meeting of the GFB Board called and held for that purpose, finding that in the good faith opinion of the GFB Board, GFB has cause for terminating Employee and specifying the particulars thereof in detail.

                         Section 2 - Employment and Term

2.1 Employment. GFB agrees to employ Employee and Employee agrees to serve as Executive Vice President-Chief Administrative Officer of GFB. Employee agrees to accept Employment on the terms and conditions set forth in this Agreement.

2.2 Term. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Section 7, the term of this Agreement (the "Term") shall be the period beginning on January 1, 1997 (the "Effective Date") and ending April 15, 1999, or such earlier time as provided by Section 7.1. On or before December 31, 1997, December 31, 1998 and April 14, 1999 and each 12 month anniversary thereafter, the GFB Board shall review Employee's performance under this Agreement to determine whether GFB desires that the then-remaining Term be extended. If the GFB Board recommends and Employee consents to such extensions, then the then-remaining Term shall be extended by no more than one year.

                         Section 3 - Duties of Employee

3.1 Time Devoted; Duties. Employee shall devote his entire time, attention and energies to the business of GFB and he shall render such administrative and management services to GFB as are customarily performed by persons situated in a similar executive capacity, including those services prescribed from time to time by the GFB Board. Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of GFB. Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the GFB Board. Employee shall also conduct his personal affairs, including his personal financial affairs, in a manner appropriate for his position.

3.2 No Conflicting Activities. During the term of Employee's employment under this Agreement, Employee shall not engage in any business or activity contrary to the business affairs or interests of GFB. Nothing contained in this Section
3.2 shall be deemed to prevent or limit the right of Employee to invest in the capital stock or other securities of any business.

                            Section 4 - Compensation

4.1 Base Compensation. Employee shall receive for his services the following Base Compensation:

(a) GFB shall pay Employee an annual salary of $161,250 payable in 26 equal bi-weekly installments.

(b) Any increase in Employee's Base Compensation shall be left to the sole discretion of the GFB Board. The Employee's Base Compensation shall not be subject to reduction during the Term of this Agreement except as otherwise provided in this Agreement.

4.2 Bonus Compensation. GFB shall pay Employee Bonus Compensation as determined by the GFB Board in its discretion.

4.3 Additional Compensation. As further compensation (the "Additional Compensation") GFB shall make available the benefits provided to Employee under GFB's Recognition and Retention Plan for Officers and Employees effective March 30, 1994 and shall make available the stock options provided to Employee pursuant to Holding Company's 1994 Incentive Stock Option Plan for Officers and Employees effective March 30, 1994, as amended.

4.4 Source of Payments. All payments provided for in this Agreement shall be timely paid by GFB. However, Holding Company unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from GFB are not timely paid or provided by GFB, such amounts and benefits shall be paid or provided by Holding Company.

                          Section 5 - Employee Benefits

5.1 Vacations. During each calendar year during the Term, Employee shall be entitled to a vacation of three weeks, during which Employee's compensation shall be paid in full. At least one week must be taken in consecutive days. Unused vacation for any year during the Term may not be carried forward for use in the next following year. Upon any termination of Employee's employment hereunder, Employee shall be entitled to pro rata compensation for unused vacation time earned during the year of termination, based upon the number of months Employee was employed during that year.

5.2 Business Expenses. GFB shall reimburse Employee for ordinary and necessary business expenses incurred by Employee in performing his duties pursuant to this Agreement, including but not limited to reasonable travel, entertainment and similar expenses that Employee incurs in promoting GFB's business; provided that GFB shall not reimburse any such expense which, prior to its being incurred, GFB directed Employee not to incur. The reimbursement shall be made upon presentation to GFB by Employee, from time to time, of an account of such expenses in such form and in such detail as GFB may request.

5.3 Fringe Benefits. In addition to benefits specifically described herein; Employee shall be entitled to receive from GFB the fringe benefits generally available to full-time senior management employees of GFB, as those benefits may be changed from time to time.

5.4 Disability Insurance. Throughout the Term of this Agreement, GFB shall provide Employee with long term disability coverage of 60% of Employee's total pay from the previous year, which benefit begins no later than 90 days after the Disability occurs.

                         Section 6 - Confidentiality and
                             Covenant Not to Compete

6.1 Covenant Not to Compete. In consideration of the GFB's continued employment of Employee pursuant to this Agreement, Employee covenants and agrees that Employee shall not during the one-year period immediately following the termination of his employment under this Agreement, if (1) GFB terminated the employment and severance compensation is payable pursuant to Section 8.4 or 8.5, or (2) Employee has retired, become disabled or voluntarily terminated:

(a) without the prior written consent of GFB, engage or become interested in any capacity, directly or indirectly (whether as proprietor, stockholder, director, partner, employee, trustee, beneficiary, or in any other capacity) in any business selling, providing or developing products or services competitive with products or services sold or maintained by GFB within a 50-mile radius of the Louisville Metropolitan Area; or

(b) recruit or solicit for employment any current or future employee of GFB or any of its respective successors or any entities related to it.

6.2 Confidential Information. Employee acknowledges that all Secret or Confidential Information is the exclusive property of GFB. Employee shall not during the period of his employment by GFB or at any time thereafter, disclose to any person, firm or corporation, or publish, or use for any purpose, any Secret or Confidential Information except as properly required in the ordinary course of business of GFB or as directed and authorized by GFB. Upon the termination of his employment with GFB, for any reason whatsoever, Employee shall return and deliver to GFB within 7 days any and all papers, books, records, documents, memoranda and manuals, including all copies thereof, belonging to GFB or relating to its business, in Employee's possession, whether prepared by Employee or others. If at any time after the termination of employment, Employee determines that he has any Secret or Confidential Information in his possession or control, Employee shall immediately return all such Secret or Confidential Information to GFB including all copies and portions thereof.

6.3 Disclosure and Survival of Covenants. If Employee, in the future, seeks or is offered employment by any other company, firm, or person, he shall provide a copy of this Agreement to the prospective employer prior to accepting employment with that prospective employer. The provisions of Sections 6.1 and 6.2 shall survive any termination of this Agreement.

                            Section 7 - Termination

7.1 Automatic Termination. Employment under this Agreement shall terminate on the death or Permanent Disability of Employee or by the Employee attaining age 65 during the Term of this Agreement.

7.2 Involuntary Termination.

(a) Termination by the Board. The GFB Board may terminate this Agreement at any time.

(b) Termination or Suspension by the Office of Thrift Supervision.

(i) If Employee is suspended and/or temporarily prohibited from performing his duties under this Agreement by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1)), then GFB's obligations under this Agreement shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, GFB may, in its discretion, (a) pay Employee all or part of the compensation withheld while obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

(ii) If Employee is removed and/or permanently prohibited from participating in the conduct of GFB's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of GFB under this Agreement shall terminate as of the effective date of the order, but vested rights of Employee shall not be affected.

(iii) If GFB is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but vested rights of Employee shall not be affected.

(iv) All obligations under this Agreement shall terminate, except to the extent determined that continuation of the contract is necessary for the continued operation of GFB (a) by action of the Director of the Office of Thrift
Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of GFB under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of GFB or when GFB is determined by the Director to be in an unsafe or unsound condition. Any rights of Employee that have already vested, however, shall not be affected by such action.

7.3 Voluntary Termination. Employee may terminate his employment for Good Reason by giving Notice of Termination in accordance with Section 7.4 below.

7.4 Notice of Termination. Any termination by GFB or by Employee, pursuant to this Agreement, shall be communicated by written Notice of Termination to the other party hereto.

7.5 Conflicts with Federal Law. If any of the termination provisions contained in this Agreement conflict with Office of Thrift Supervision regulation 12 CF 563.39(b), or any successor regulation, the latter shall prevail.

                     Section 8 - Compensation on Termination

8.1 Compensation Upon Death. If Employee's employment is terminated because of the death of Employee, GFB shall pay Employee's executors or administrators: a) within 30 days of death the unpaid balance of Employee's Base Compensation through the end of the month in which Employee's death occurred, at the rate in effect on the date of Employee's death and b) as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid) multiplied by the fractional portion of the year between the first day of the year in which Employee died and the date of the Employee's death; and shall have no further obligations under this Agreement.

8.2 Compensation  Upon Disability.  If Employee's  active work ceases because of
Disability, GFB shall continue, as and when scheduled, to pay Employee Employee's Base Compensation through the date he ceased work, plus three months' additional Base Compensation, at 100% of the rate in effect on the date Employee became Disabled, and thereafter GFB shall have no further obligation for cash compensation unless and until Employee returns to work.

8.3 Compensation Upon Termination for Cause. If Employee's employment shall be terminated by GFB for Cause, GFB shall pay Employee his Base Compensation through the Date of Termination, and GFB shall not have any further obligations to Employee under this Agreement.

8.4 Compensation Upon Termination by GFB Other Than For Cause. If Employee's employment is terminated by GFB other than for Cause, then unless such termination occurs simultaneous with or within two years following a Change in Control of GFB or Holding Company, then Employee shall be entitled to the compensation Employee would have been entitled to under this Agreement as and when payable hereunder for the remainder of the Term, provided that Employee in good faith actively seeks employment similar to employee's position with GFB, and that any payments under this Section 8.4 shall be reduced by any compensation Employee receives from other employment thereafter accepted.

8.5  Compensation  Upon  Termination  For Good  Reason  or  Following  Change of
Control.

(a) If (1) Employee  terminates  employment under Section 7.3 for Good Reason or
(2) any of the events constituting a Change of Control of GFB or Holding Company shall have occurred and Employee's employment is terminated by GFB within three years thereafter other than by reason of (a) Employee's death or disability, or
(b) termination by GFB for Cause, then GFB shall pay to Employee as severance compensation in a lump sum (discounted to present value using the interest rate then applicable to newly issued fixed rate three-year certificates of deposit at GFB, Louisville, Kentucky) on the 30th day following the Date of Termination:

(i) the unpaid balance of Employee's full Base Compensation through the Date of Termination at the rate in effect at the time Notice of Termination is given; plus

(ii) an amount equal to Employee's full Base Compensation for two years at the rate in effect as of the Date of Termination; plus

(iii) Employer shall make available to Employee the Additional Compensation to which Employee would be entitled during the Term; plus

(iv) an amount equal to Employee's Bonus Compensation for the previous year (if any was paid), multiplied by two.

In addition to the severance benefits set forth in (i), (ii), (iii) and (iv) above, GFB shall: (a) to the extent not prohibited by Office of Thrift Supervision pronouncements pay all legal fees and expenses incurred by Employee resulting from termination (including all such fees and expenses, if any, incurred in contesting any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement); and (b) maintain in full force and effect, for the continued benefit of Employee for a two year period after the Date of Termination, all employee benefit plans and programs or arrangements in which Employee was entitled to participate immediately prior to Date of Termination; provided, however, that Employee's continued participation is possible under the general terms and provisions of such plans and programs. If Employee's participation in any such plan or program is barred, GFB shall arrange to provide Employee with benefits substantially similar or, if that is not possible, of equal value to those which Employee is entitled to receive under such plans and programs. At the end of the period of coverage, Employee shall have the option to have assigned to him at no cost and with no apportionment of prepaid premiums, any assignable insurance policies owned by GFB relating specifically to Employee.

Notwithstanding any of the foregoing, if Employee is within three years of age 65 on the Date of Termination, then (a) GFB shall reduce the amount payable to Employee under paragraphs (ii) and (iii) above to reflect only the number of months between the Date of Termination and the date Employee is or would otherwise attain age 65, and (b) GFB shall have no obligations to Employee after Employee attains age 65.

(b) Employee shall not be required to mitigate the amount of any payment provided for in this Section 8.5 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 8.5 be reduced by any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

8.6 Compensation Upon Retirement. If Employee terminates employment in the month of his 65th birthday, then Employee shall be paid within 30 days from the date of his retirement the unpaid balance of Employee's Base Compensation through the date of his retirement and shall be paid, as soon as such Employee's bonus is calculated, an amount equal to Employee's Bonus Compensation for the current year (if any was paid), multiplied by the fractional portion of the year between the first day of the year in which Employee retired and the date of Employee's retirement.

8.7 Successors of GFB. GFB will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GFB, by agreement in form and substance satisfactory to Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that GFB would be required to perform it if no such succession had taken place. Failure of GFB to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Employee to terminate this agreement for Good Reason under paragraph 7.3 of this Agreement. As used in this Agreement, "GFB" shall mean GFB as hereinbefore defined and any successor to its business and/or assets as aforesaid or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

8.8 Reduction of Amounts Payable.

(a) In no event shall any amount payable under any provision of this Agreement equal or exceed an amount which would (i) cause GFB to forfeit (as determined by the Certified Public Accountants or legal counsel employed by GFB), pursuant to
Section 280G(a) of the Internal Revenue Code of 1986, as amended, its deduction for any or all such amounts payable, or (ii) exceed maximum amounts determined by the Office of Thrift Supervision to constitute a safe and sound practice. Pursuant to this Section 8.8, the GFB Board has the power to reduce severance benefits payable under this Agreement, if such benefits alone or in conjunction with termination benefits provided under any other severance pay plan maintained by GFB or any other plan or agreement between Employee and GFB, would cause GFB to forfeit otherwise deductible payments or would exceed the Office of Thrift Supervision maximums; provided, however that no benefits payable under this Agreement shall be reduced pursuant to this Section 8.8 to less than $1.00 below the amount of benefits (i) which GFB can properly deduct under Section 280G(a) of the Internal Revenue Code of 1986, as amended, or (ii) which equal the amount the Office of Thrift Supervision considers the maximum safely and soundly payable.

(b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulation promulgated thereunder.

                            Section 9 - Miscellaneous

9.1 Notice. Any notice or request required or permitted to be given under this Agreement shall be in writing and shall be deemed sufficiently given for all purposes if mailed by certified mail, postage prepaid and return receipt requested, addressed to the intended recipient at the following address (or at such other address as either party may designate in writing to the other party by certified mail as described above):

If to GFB:
Great Financial Bank, FSB
One Financial Square
Louisville, Kentucky 40202

All notices to GFB shall be directed to the attention of the President of GFB with a copy to the Treasurer of GFB.

If to Employee:
James Statler
17206 Ash Hill Rd.
Louisville, KY 40245

9.2 Headings. The headings used in this Agreement have been included solely for ease of reference and are not to be construed in any interpretation of this Agreement.

9.3 Entire Agreement. This instrument contains the entire agreement between the parties with respect to the subject matter hereof, and shall supersede all prior understanding with respect to the subject matter hereof, except that the Indemnity Agreement dated October 25, 1991 and the Supplemental Executive Retirement Plan dated as of January 1, 1992 between Employee and GFB shall also continue to be effective. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. No modification or addition to this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

9.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

9.5 Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a home office selected by Employee within fifty (50) miles from the location of GFB, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

In the event any dispute or controversy arising under or in connection with Employee's termination is resolved in favor of Employee, whether by judgment, arbitration or settlement, Employee shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Employee under this Agreement.

9.6 Benefit. This Agreement shall inure to the benefit of and shall be binding upon GFB, its successors and assigns, and this Agreement shall not be assignable by Employee.

9.7 Remedies. Employee and GFB acknowledge that the services to be rendered under this Agreement are special, unique and of extraordinary character. If Employee breaches any covenants, terms and conditions of this Agreement to be performed by him, GFB will suffer irreparable damage and it will be impossible to estimate or determine GFB's damages. Therefore, GFB shall, upon proof of such breach, be entitled as a matter of course to an injunction from any court of competent jurisdiction restraining any further violation of such covenants by Employee, his employers, employees, partners, agents or other associates, or any of them, such right to an injunction to be cumulative and in addition to any other remedies GFB may have, either in law or in equity. In any proceeding to enforce any provision of this Agreement, Employee shall not assert any contention that there is an adequate remedy at law for the breach or default upon which such proceeding is based. Nothing in this paragraph shall be construed to prevent such remedy in the courts, in the case of any breach of this Agreement by Employee, as GFB may elect or invoke.

9.8 Severability. If any of the provisions of Section 6.1 of this Agreement are held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope duration or area or all of them, and such provision shall then be applicable in such modified form. If any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect, the validity, and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

9.9 Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Employee and such officer as may be specifically designated by the Board of Directors of GFB. The failure of GFB or Employee at any time or times to enforce its rights under the Agreement strictly in accordance with the same shall not be construed as having created a custom in any way or manner contrary to the specific provisions of this Agreement or as having in any way or manner modified or waived the same. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written but actually on the dates set forth below.

GREAT FINANCIAL BANK, FSB



By:________________________________


Title:_____________________________


Date:______________________________




GREAT FINANCIAL CORPORATION
(GUARANTOR)


By:________________________________


Title:_____________________________


Date:______________________________


EMPLOYEE:__________________________


Date:______________________________

10.13      CONSULTING AGREEMENT WITH GEORGE L. GREENWELL

                              CONSULTING AGREEMENT

     This is a CONSULTING AGREEMENT (the "Agreement") entered into the 31 day of January, 1997 but effective as of January 1, 1997, by and between GREAT FINANCIAL CORPORATION ("GFC"), a Kentucky corporation, with an address at One Financial Square, Louisville, Kentucky 40202, and GEORGE L. GREENWELL ("Greenwell"), an individual, with an address of 4001 North Ocean Boulevard, Unit 1208-B, Boca Raton, Florida 33431.

                                    RECITALS

         WHEREAS, Greenwell and Lincoln Service Corporation ("Lincoln") entered into that certain Consulting Agreement, dated as of September 1, 1992 (the "1992 Agreement") and as amended by that certain Amendment to Consulting Agreement, executed on December 14, 1993 (the "First Amendment") and that certain Second Amendment to Consulting Agreement executed on January 9, 1995 (the Second Amendment, which together with the 1992 Agreement and the First Amendment may hereinafter collectively be referred to as the "Original Agreement"); and

         WHEREAS, GFC has determined that it is beneficial to enter into a consulting agreement with Greenwell in order to continue to engage Greenwell as a consultant to render certain limited advisory services to GFC and its affiliates and subsidiaries on a stand-by basis; and

         WHEREAS, Greenwell desires to aid and assist GFC and its affiliates and subsidiaries by continuing to provide such services on a stand-by basis.

NOW THEREFORE, in consideration of the above-premises and the terms and conditions of this Agreement, the parties hereto agree as follows:

         1.  ENGAGEMENT OF CONSULTANT. Subject and pursuant to the terms of this
             Agreement:

             (a) GFC appoints and  engages Mr.  Greenwell as its  consultant and advisor.

             (b) Mr. Greenwell hereby  accepts his appointment and engagement by
                 GFC as a consultant and advisor.

         2. TERM. Subject to extension in accordance with this Section 2 and unless sooner terminated as provided in Sections 9 and 10, the term of this Agreement (the "Term") shall be the two-year period beginning on January 1, 1997 (the "Effective Date"), and ending on December 31, 1998. On or before December 31, 1997, the GFC Board shall review Greenwell's performance under this Agreement to determine whether GFC desires that the then-remaining Term be extended for an additional year. If the GFC Board recommends, and Greenwell consents to such one-year extension, then the then-remaining Term shall be extended by one year.

         If Mr. Greenwell should die or become totally disabled during any of the first three months of a contract year during the term of this Agreement, Mr. Greenwell or his designated beneficiary, as the case may be, shall be entitled to receive from GFC an amount equal to a monthly installment, as provided in paragraph 4 hereof, times the fraction, the numerator of which shall be the number of days in the month that have passed immediately prior to Mr. Greenwell's death or total disability and the denominator shall be the total number of days in such month; and, thereafter this Agreement shall terminate without any further liability or obligation on the part of GFC to Mr. Greenwell. If Mr. Greenwell shall die or become totally disabled at any time after the first three months of a contract year during the term of this Agreement, then the monthly installment provided in paragraph 4 of this Agreement shall continue to Mr. Greenwell or his designated beneficiary, as the case may be, through November 30 of such contract year; and, thereafter this Agreement shall terminate without further liability or obligation on the part of GFC to Mr. Greenwell or his designated beneficiary, as the case may be. For purposes of this Agreement, the term "contract year" shall mean a twelve-month period beginning December 1 of each year.

         3. DUTIES. During the term of this Agreement, Mr. Greenwell shall undertake, at mutually convenient times, to advise GFC, its officers and directors, by telephone or in person, with respect to: (i) The business of GFC through Great Financial Mortgage ("GFM") as it exists on the date hereof, (ii) past matters or transactions of GFC of which Mr. Greenwell has actual knowledge; and, (iii) matters which he has special competence by reason of his former employment with Lincoln. In order to facilitate the provision of advice under this Agreement, GFC shall make suitable office space available to Mr. Greenwell at GFC's Owensboro office location. Upon reasonable request and notice by GFC's chief executive officer and/or directors, Mr. Greenwell shall attend conventions, conferences and seminars, and, perform special analysis, projects and tasks for GFC. Such special analysis, projects and tasks are expected to be performed in a reasonable and timely manner.

         4. COMPENSATION. Mr. Greenwell's entire and exclusive compensation for the consulting services provided by Mr. Greenwell to GFC through GFM and for Mr. Greenwell's covenants under this Agreement shall be a fee of $115,000 per annum, payable in equal monthly installments, the first being due and payable on February 1, 1997. GFC shall pay or promptly reimburse Mr. Greenwell for reasonable travel, entertainment, telephone or other expenses paid or incurred by Mr. Greenwell in connection with the performance of his duties under this Agreement upon presentation by Mr. Greenwell to GFC through GFM of appropriately itemized expenses statements, vouchers or other evidence of expense.

         5. DIRECTION OF WORK. Under this Agreement, the services and hours Mr. Greenwell is to perform and work on any given day shall be entirely within Mr. Greenwell's discretion and control. Mr. Greenwell shall design, develop and control the details of all such services. GFC relies upon Mr. Greenwell's expertise and experience in exclusively controlling and directing the performance of this obligations under this Agreement. GFC shall not exercise any supervision of Mr. Greenwell in the performance of his consulting services, nor will GFC require Mr. Greenwell's compliance with detailed orders or instructions. The parties hereto agree that there will be no set work schedule expected of Mr. Greenwell during the term of this Agreement nor will it be necessary for Mr. Greenwell to obtain GFC's permission to be absent from work.

         6. OTHER EMPLOYMENT. During the term of this Agreement, Mr. Greenwell will not accept employment or consulting assignments from any person(s) or organization(s) engaged in the business of originating, selling or servicing mortgage loans, or which could be considered in competition with GFC without the prior written approval of a three (3) person committee appointed by the Vice Chairman of the Baord of Directors of GFC.

         7. INDEPENDENT CONTRACTOR STATUS. This Agreement requires Mr. Greenwell to perform the services of a consultant as an independent contractor and the parties do not believe they are creating, nor do they intend to create hereby, the relation of master and servant or employer and employee.

         8. ASSIGNMENT AND SUCCESSORS. This Agreement shall inure to the benefit of and be binding upon GFC and Mr. Greenwell and their legal representatives, heirs, and successors, but shall not be assignable by either party without the other's written consent.

         9. FEDERAL REGULATIONS. Although this is a consulting agreement and not an employment agreement, the parties hereto agree that the safety and soundness issues related to consulting agreements are similar to those related to employment agreements. Therefore, the parties hereby incorporate the provisions of 12 C.F.R. 563.39(b) into this Agreement as if fully set forth herein to be effective as if this were an employment agreement rather than a consulting agreement.

         10. TERMINATION OF AGREEMENT. This Agreement shall terminate upon the occurrence of the earlier of the following events:

         (a) December 31, 1998 (unless otherwise extended pursuant to the terms of Paragraph 2 herein above);
         (b) The date of Mr. Greenwell's death as provided in paragraph 2 hereof;
         (c) The date of Mr. Greenwell's total disability as provided in paragraph 2 hereof;
         (d)  Termination as provided in paragraph 9 hereof.

         For purposes of this Agreement, the term "total disability" shall mean sickness, accident, incapacity or disability that renders Mr. Greenwell incapable of performing his duties hereunder, or fulfilling the purposes of, this Agreement.

         11. NOTICES. All notices, requests, demands or other communications hereunder must be given in writing and shall be deemed to have been duly given if mailed by certified mail, return receipt requested, postage and certified mail fees prepaid, and addressed as follows:

         (a)  If to GFC:

               Great Financial Corporation
               One Financial Square
               Louisville, Kentucky 40202

         (b)  If to Mr. Greenwell:

               4001 North Ocean Boulevard
               Unit 1208-B
               Boca Raton, Florida 33431

Addresses may be changed by notice in writing signed by the addressee.

         12. TERMINATION OF ORIGINAL AGREEMENT. Upon the Effective Date, GFB and Greenwell acknowledge and agree that the Original Agreement shall be terminated and shall be of no further force and effect whatsoever.

         13. MISCELLANEOUS. This Agreement represents the entire understanding of the parties hereto, supersedes any prior agreements between the parties and the terms and provisions of this Agreement may not be modified or amended, except in writing. Any failure or delay on the part of either party in exercising any power or right hereunder shall not operate as a waiver thereof, nor shall any single or partial exercise thereof or the exercise of any other right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. The headings in this Agreement are for convenience or reference only and shall not be considered as part of this Agreement nor limit or otherwise affect the meaning hereof. This Agreement has been executed in Owensboro, Kentucky, and shall be governed and enforced in accordance with and governed by the laws of the Commonwealth of Kentucky.

         IN TESTIMONY WHEREOF, the parties hereto have entered into this Agreement on the date first written above.

                                  GREAT FINANCIAL CORPORATION

                                  By:  _____________________________
                                  Its: _____________________________
                                       _____________________________
                                              George L. Greenwell

EXHIBIT 10.14     GREAT FINANCIAL BANK, F.S.B. SEVERANCE COMPENSATION PLAN

                                  PLAN PURPOSE

The purpose of the Great Financial Bank, FSB Severance Compensation Plan (the "Plan") is to assure Great Financial Bank, FSB ("Savings Bank") of the services of certain Officers of Savings Bank in the event of a Change in Control of Great Financial Corporation ("Holding Company") or Savings Bank. The benefits contemplated by the Plan recognize the value to Savings Bank of the services and contributions of certain Officers of Savings Bank and the effect upon Savings Bank resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control of Savings Bank or Holding Company. Savings Bank's and Holding Company's Boards of Directors believe that it is in the best interests of Savings Bank and Holding Company to provide certain Officers of Savings Bank with such benefits in order to defray the costs and changes in employee status that could follow a Change in Control. The Boards of Directors believes that the Plan will also aid Savings Bank in attracting and retaining highly qualified individuals who are essential to its success and the Plan's assurance of fair treatment of Savings Bank's Officers will reduce the distractions and other adverse effects on Officers' performance in the event of a Change in Control.

                                    ARTICLE I

                                 DEFINITIONS AND
                                  CONSTRUCTION

1.1          Definitions

Whenever used in the Plan, the following terms shall have the meanings set forth below.

(a) "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and incentive compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the 12 months ending the date as of which Annual Compensation is to be determined, which are or would be includable in the gross income of the Participant receiving the same for federal income tax purposes.

(b) "Change in Control" shall mean an event of a nature that:

(i) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Holding Company or Savings Bank cease for any reason to constitute a majority thereof, unless the election or nomination for election of each new Director was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of the period or who were similarly nominated;

(ii) the business of Holding Company or Savings Bank for which a Participant's services are principally performed is disposed of by Holding Company or Savings Bank pursuant to a partial or complete liquidation of Holding Company or Savings Bank, a sale of assets of Holding Company or Savings Bank, or otherwise;

(iii) Holding Company or Savings Bank consummates the transaction contemplated by an agreement which results in the occurrence of a Change in Control of Holding Company or Savings Bank;

(iv) the Board adopts a resolution to the effect that a Change in Control of Holding Company or Savings Bank for purposes of this Plan has occurred;

(v) such event would be required to be reported in response to item 1(a) of the current report on Form 8-K as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") occurs;

(vi) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner") as the term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of Holding Company or Savings Bank representing 20 percent or more of Holding Company's or Savings Bank's outstanding securities except for any securities of Savings Bank purchased by Holding Company in connection with the conversion of Savings Bank to stock form and any securities purchased by Savings Bank's and Lincoln Service Mortgage Corporation's employee stock ownership plans and trusts;

(vii) a plan of reorganization, merger, consolidation, or sale, of all or substantially all assets of Holding Company or Savings Bank or a similar transaction, occurs in which Holding Company or Savings Bank is not the resulting entity; or

(viii) a change of control shall have occurred as described in 12 CFR Section 574.4(a) or successor regulations.

(c) "Effective Date" means the date the Plan is approved by the Board of Directors of Savings Bank, or such other date as the Board shall designate in its resolution approving the Plan.

(d) "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 7.2 or extended pursuant to Section 7.1.

(e) "Employer" means Savings Bank, or Holding Company or a subsidiary of Savings Bank which has adopted the Plan pursuant to Article VI hereof.

(f) "Just Cause" with respect to termination of employment means an act or acts of personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses ) or final cease-and-desist order. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry.

(g) "Officer" means an officer or employee employed by the Employer on a full-time basis as determined by the Board of Directors provided, however, that any officer or employee who is covered or hereinafter becomes covered by an employment contract or a change in control agreement with the Employer shall not be considered to be an Officer for purposes of this Plan.

(h) "Payment" means the payment of severance compensation as provided in Article III hereof.

(i)  "Participant"  means an Officer who meets the  eligibility  requirements of
Article III.

(j) "Subsidiary" means any corporation in which Savings Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.


1.2          Applicable Law

The laws of the Commonwealth of Kentucky shall be the controlling law in all matters relating to the Plan, to the extent not preempted by Federal law.

1.3          Severability

If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                   ARTICLE II

                              ESTABLISHMENT OF PLAN

2.1          Establishment of Plan

As of the Effective Date of the Plan, as defined herein, Savings Bank hereby establishes this Plan, the purposes of which are as set forth above.

2.2          Applicability of Plan

The benefits provided by this Plan shall be available to all Officers of Holding Company or Savings Bank, at the time of any termination pursuant to Section 3.2 herein, except for those Officers who have entered into, or who enter into in the future, and continue to be subject to an employment or change in control agreement with the Employer.

A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an Officer of the Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

2.3          Contractual Right to Benefits

This Plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder, enforceable by the Participant against the Employer, Savings Bank, or both.

                                   ARTICLE III

                                    PAYMENTS

3.1          Right to Payment

A Participant shall be entitled to receive from its respective Employer a Payment in the amount provided in Section 3.3 if there has been a Change in Control of Savings Bank or Holding Company and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 3.2, whether the termination is voluntary or involuntary.

3.2         Reasons for Termination

Following a Change in Control, a Participant shall be entitled to a Payment if employment by Employer is terminated, voluntarily or involuntarily, for any one or more of the following reasons:

(a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

(b) The Employer materially changes Participant's function, duties or responsibilities which would cause Participant's position to be one of lesser responsibility, importance or scope with Employer than immediately prior to the Change in Control.

(c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than thirty (30) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

(d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control, provided, however, that a material reduction in benefits and perquisites generally provided to all employees of Savings Bank on a nondiscriminatory basis would not trigger a payment pursuant to this Plan.

(e) A successor Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VI.

(f) The Employer or any successor company breaches any other provisions of this Plan.

(g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

3.3          Amount of Payment

Each Participant entitled to a Payment under this Plan shall receive a lump sum cash payment, in an amount determined as follows:

(a) Each Officer with the title of Vice President or above and five or more years of service with the Employer shall receive a payment equal to one hundred percent (100%) of such Officer's Annual Compensation paid during the twelve (12) months ended on the date of termination pursuant to Section 3.2. Each Officer with the title of Vice President or above and less than five years of service with the Employer shall receive a payment equal to fifty percent (50%) of such Officer's Annual Compensation paid during the twelve (12) months ended on the date of termination pursuant to Section 3.2.

(b) Notwithstanding the provisions of (a) above, if a Payment to a Participant who is a Disqualified Individual shall be in an amount which includes an Excess Parachute Payment, the Payment hereunder to that Participant shall be reduced to the maximum amount which does not include an Excess Parachute Payment. The terms "Disqualified Individual" and "Excess Parachute Payment" shall have the same meaning as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or any successor section of similar import.

The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

3.4          Time of Payment

The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor of the Employer, in cash and in full, not later than fourteen (14) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative on behalf of or for the benefit of the Participant's estate.

3.5          Suspension of Payment

Notwithstanding the foregoing, no Payments or portions thereof shall be made under this Plan, if such Payment or portion would result in Savings Bank failing to meet its minimum regulatory capital requirements as required by 12 C.F.R.
Section 567.2 of the Office of Thrift Supervision Regulations. Any Payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet Savings Bank's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                                   ARTICLE IV

                                OTHER RIGHTS AND
                             BENEFITS NOT AFFECTED

4.1          Other Benefits

Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an Officer of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

4.2          Employment Status

This Plan does not constitute a contract of employment or impose on the Participant or the Participant's Employer any obligation to retain the Participant as an Officer, to change the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                                    ARTICLE V

                             PARTICIPATING EMPLOYERS

5.1 Upon approval by the Board of Directors of Savings Bank, this Plan may be adopted by any Subsidiary or Parent of Savings Bank. Upon such adoption, the Subsidiary or Parent shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Officers of that Subsidiary or Parent.

                                   ARTICLE VI

                              SUCCESSOR TO EMPLOYER

6.1 The Employer shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of Employer, expressly and unconditionally to assume and agree to perform the Employer's obligations under this plan, in the same manner and to the same extent that Employer would be required to perform if no such succession or assignment had taken place.

                                   ARTICLE VII

                             DURATION, AMENDMENT AND
                                  TERMINATION

7.1          Duration

If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 7.2, or unless extended for an additional period or periods by resolution adopted by the Board of Directors of the Employer.

Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

7.2          Amendment and Termination

The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of Directors of the Employer, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

7.3          Form of Amendment

The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized Officer or Officers of the Employer, certifying that the amendment or termination has been approved by the Board of Directors. Subject to Sections 7.1 and 7.2 above, proper amendment of the Plan automatically shall effect a corresponding amendment to each Participant's rights hereunder and a proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

                                  ARTICLE VIII

                                   ARBITRATION

8.1 Any dispute or controversy arising under or in connection with the Plan shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty (50) miles from the location of the Employer, in accordance with rules of the American Arbitration Association then in effect. Judgment may be entered on the award of the arbitrator in any court having jurisdiction.

                                   ARTICLE IX

                             LEGAL FEES AND EXPENSES

9.1 Subject to the notice provisions in Section 9.2 hereof, all reasonable legal fees and other expenses paid or incurred by Participant pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the Employer, if Participant is successful pursuant to a legal judgment, arbitration or settlement.

9.2 A Participant must provide the Employer with ten (10) business days notice of a complaint of entitlement under this Plan before the Employer shall be liable for the payment of any legal fees or other expenses referred to in
Section 9.1 hereof.

                                    ARTICLE X

                               REQUIRED PROVISIONS

10.1 The Employer may terminate an Officer's employment at any time, but any termination by the Employer, other than termination for Just Cause, shall not prejudice Officer's right to compensation or other benefits under this Plan. Officer shall not have the right to receive compensation or other benefits for any period after termination for Just Cause as defined in Section 1.1 hereinabove.

10.2 If an Officer is suspended and/or temporarily prohibited from participating in the conduct of Savings Bank's affairs by a notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(e)(3) or (g)(1), Savings Bank's obligations under this Plan shall be suspended as of the date of service of such notice unless stayed by appropriate proceedings. If the charges in the notice are dismissed, Savings Bank may, in its discretion, (i) pay an Officer all or part of the compensation withheld while their Plan obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

10.3 If an Officer is removed and/or permanently prohibited from participating in the conduct of Savings Bank's affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(e)(4) or (g)(1), all obligations of Savings Bank under this Plan shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

10.4 If Savings Bank is in default (as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1813(x)(1)), all obligations of Savings Bank under this Plan shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

10.5 All obligations of Savings Bank under this Plan shall be terminated, except to the extent determined that continuation of the Plan is necessary for the continued operation of Savings Bank institution, (i) by the Director of the OTS (or his designee), the Federal Deposit Insurance Corporation ("FDIC") or the Resolution Trust Corporation ("RTC"), at the time FDIC enters into an agreement to provide assistance to or on behalf of Savings Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act, 12 U.S.C.
Section 1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of Savings Bank or when Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

IN WITNESS WHEREOF, Great Financial Bank, FSB has established this Plan to be executed by its duly authorized executive officer and the corporate seal to be affixed and duly attested, effective as of the day 30th of March, 1994.


ATTEST:                       GREAT FINANCIAL BANK, FSB


__________________________    By:________________________________
                                         Paul M. Baker
Secretary                              President and Chief
                                        Executive Officer

EXHIBIT 11      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                                             Twelve Months Ended
                                                                 December 31,
                                                             -------------------
                                                               1996       1995
                                                             --------   --------
Net income                                                   $19,507    $21,690
                                                             ========   ========
Weighted average number of common shares and
  equivalents:
    Shares issued                                             16,531     16,531
    Shares in treasury                                        (2,153)    (1,194)
    Shares held by the ESOPs which have not
     been committed to be released                            (1,075)    (1,185)
    Shares issuable pursuant to stock option
     plans less shares assumed repurchased
     at the average market price                                 990        754
                                                             --------   --------
Number of shares for computation of primary
  earnings per share                                          14,293     14,906

    Net additional shares issuable pursuant to
     stock option plans at period-end market price                64        162
                                                             --------   --------
Number of shares for computation of fully
 diluted earnings per share                                   14,357     15,068
                                                             ========   ========
Earnings per share:
 Primary                                                       $1.36      $1.46
                                                             ========   ========
 Fully diluted                                                 $1.36      $1.44
                                                             ========   ========


EXHIBIT 21    SUBSIDIARIES OF THE REGISTRANT

The following is a listing of the Subsidiaries of the Registrant, or if indented, subsidiaries of the subsidiary under which they are listed.


                                                    Jurisdiction of
Name                                                 Incorporation

Great Financial Bank, FSB                              United States
   Great Financial Services, Inc.                      Kentucky
   Great Financial Properties, Inc.                    Kentucky
   Lanidrac Service Corp.                              Kentucky
   First Appraisal Service, Inc.                       Kentucky