Form 10-Q
period 1997-03-31
GREAT FINANCIAL CORP
filed 1997-05-14
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                    or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 13,884,866 shares as of May 6, 1997.

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

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         March 31,   December 31,
                                                           1997           1996
                                                        -----------  ------------
                                                        (unaudited)
Assets
     Cash and cash equivalents .......................  $   50,564    $  126,323
     Available-for-sale securities, at fair value ....     832,379       667,542
     Mortgage loans held for sale ....................      70,779        65,546
     Loans receivable, net of allowance for loan
        losses of $14,128 (1997) and $13,538 (1996) ..   1,880,560     1,867,511
     Federal Home Loan Bank stock, at cost ...........      35,417        34,816
     Property and equipment ..........................      34,879        34,127
     Mortgage servicing rights .......................      36,274        37,187
     Other assets ....................................      61,290        64,110
                                                        -----------   -----------
Total assets .........................................  $3,002,142    $2,897,162
                                                        ===========   ===========

Liabilities
   Deposits:
     Non-interest bearing ............................  $  125,024    $  112,129
     Interest bearing ................................   1,710,471     1,691,874
                                                        -----------   -----------
       Total deposits ................................   1,835,495     1,804,003
   Borrowed funds ....................................     817,441       781,297
   Other liabilities .................................      70,099        31,408
                                                        -----------   -----------
       Total liabilities .............................   2,723,035     2,616,708
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     162,872       162,279
     Retained earnings - subject to restrictions .....     182,446       177,201
     Treasury stock, 2,457,960 shares (1997) and
        2,414,518 shares (1996), at cost .............     (50,704)      (48,845)
     Unearned ESOP shares ............................      (9,918)      (10,194)
     Unearned compensation - stock compensation plans.      (2,733)       (3,058)
     Net unrealized gains (losses) on
       available-for-sale securities .................      (3,021)        2,906
                                                        -----------   -----------
        Total stockholders' equity ...................     279,107       280,454
                                                        -----------   -----------
Total liabilities and stockholders' equity ...........  $3,002,142    $2,897,162
                                                        ===========   ===========

                See notes to consolidated financial statements.

                          GREAT FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1997              1996
                                                ----------        ----------
                                                        (unaudited)
Interest income
     Loans ...................................   $40,042           $37,534
     Securities ..............................    12,236             7,567
     Other ...................................       217               245
                                                ----------        ----------
        Total interest income ................    52,495            45,346
                                                ----------        ----------
Interest expense
     Deposits ................................    21,796            18,376
     Borrowed funds ..........................    10,299             9,092
                                                ----------        ----------
        Total interest expense ...............    32,095            27,468
                                                ----------        ----------

Net interest income ..........................    20,400            17,878

Provision for loan losses ....................       723               620
                                                ----------        ----------

Net interest income after provision for loan
 losses ......................................    19,677            17,258
                                                ----------        ----------

Non-interest income
     Servicing fee income ....................     6,352             7,016
     Amortization of mortgage servicing rights    (2,042)           (1,841)
     Service charges on deposit accounts......       708               458
     Gain on sale of mortgage loans ..........     1,362             1,513
     Gain on sale of retail banking office....       772
     Gain on sale of securities...............       528               656
     Other ...................................     1,505               955
                                                ----------        ----------
        Net non-interest income ..............     9,185             8,757
                                                ----------        ----------
Non-interest expense
     Compensation and benefits ...............     8,900             7,782
     Office occupancy and equipment ..........     2,245             2,076
     Office supplies, postage and telephone ..     1,502             1,264
     Advertising and marketing ...............       805               952
     Federal deposit insurance premiums ......       266               826
     Other ...................................     3,789             3,206
                                                ----------        ----------
        Total non-interest expense ...........    17,507            16,106
                                                ----------        ----------

Income before income taxes....................    11,355             9,909

Income tax expense............................     3,902             3,478
                                                ----------        ----------

Net income....................................   $ 7,453           $ 6,431
                                                ==========        ==========

Earnings per share                                 $0.53             $0.44
                                                ==========        ==========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
                                                           (unaudited)

Net cash provided by operating activities......    $  13,344         $   3,200
                                                  ------------      ------------

Investing activities:
    Purchases of available-for-sale securities.     (304,285)         (109,980)
    Maturities of available-for-sale securities       80,045            55,581
    Principal collected on mortgage-backed
     securities ...............................       17,230            14,711
    Proceeds from sales of available-for-sale
     securities ...............................       67,204            32,018
    (Increase) decrease in loans receivable....      (14,909)              130
    Purchases of property and equipment and
     other assets .............................       (1,770)           (2,401)
    Originations of mortgage servicing rights..       (1,116)             (944)
    Purchases of Federal Home Loan Bank Stock..                         (1,743)
    Cash used in sale of retail banking office.      (14,900)
    Other .....................................          909               305
                                                  ------------      ------------
     Net cash used in investing activities.....     (171,592)          (12,323)
                                                  ------------      ------------

Financing activities:
    Increase in deposits ......................       47,324            87,734
    Decrease in short-term borrowings..........      (13,238)         (133,445)
    Long-term advances from Federal Home Loan
     Bank .....................................      100,000            41,000
    Payments on long-term advances from Federal
     Home Loan Bank ...........................      (50,618)           (3,093)
    Increase in mortgage escrow funds .........        3,088             2,766
    Purchases of treasury stock ...............       (3,129)           (6,392)
    Dividends paid ............................       (1,560)           (1,378)
    Exercise of stock options .................          622
                                                 ------------       ------------
     Net cash provided by (used in) financing
         activities ...........................       82,489           (12,808)
                                                  -----------       ------------

Net decrease in cash and cash equivalents .....      (75,759)          (21,931)

Cash and cash equivalents at beginning of
  period ......................................      126,323            84,167
                                                  ------------      ------------

Cash and cash equivalents at end of period.....    $  50,564         $  62,236
                                                  ============      ============

Cash paid (received) during the period for:
    Interest ..................................    $  32,554         $  27,758
    Income taxes, net .........................    $     279         $     (52)

Supplemental disclosure of noncash activities:
    Amounts due brokers for securities
     purchased but not settled .................   $  33,423
    Additions to real estate acquired in
     settlement of loans .......................   $     795         $     198


                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Great Financial Corporation (Company) and its subsidiary, Great Financial Bank, FSB (Bank). All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the
       instructions  to  Form  10-Q   and   Article  10   of   Regulation   S-X.
       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments consist only of normal recurring accruals. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1996. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.     CASH AND CASH EQUIVALENTS

                                                          March 31,     December 31,
                                                             1997           1996
                                                          ---------     ------------
                                                               (in thousands)
       Cash and due from banks                             $38,622        $ 27,702
       Interest-bearing deposits with banks                 11,942           1,315
       Federal funds sold                                                   33,200
       Securities purchased under agreements to resell                      64,106
                                                          ---------     ------------
       Total cash and cash equivalents                     $50,564        $126,323
                                                          =========     ============

3.     SECURITIES

                                                                 March 31, 1997
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $122,560     $   26     $  (649)    $121,937
        Other debt securities ................     21,208         10        (101)      21,117
                                                 ---------  ----------  ----------   ---------
         Total debt securities ...............    143,768         36        (750)     143,054
        Mortgage-backed securities ...........    693,159      2,993      (8,037)     688,115
        Equity securities ....................         99      1,111                    1,210
                                                 ---------  ----------  ----------   ---------
       Total available-for-sale securities ...   $837,026     $4,140     $(8,787)    $832,379
                                                 =========  ==========  ==========   =========

                                                              December 31, 1996
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $189,048      $  686    $  (299)    $189,435
        Other debt securities ................      1,875          23                   1,898
                                                 ---------  ----------  ----------   ---------
         Total debt securities ..............     190,923         709       (299)     191,333
        Mortgage-backed securities ...........    471,873       5,183     (2,388)     474,668
        Equity securities ....................        275       1,268         (2)       1,541
                                                 ---------   ---------   ---------   ---------
       Total available-for-sale securities ....  $663,071      $7,160    $(2,689)    $667,542
                                                 =========   =========   =========   =========


       Gross realized gains for the three months ended March 31, 1997 and 1996 were $562,527 and $1,054,683, respectively. Gross realized losses for the same periods were $34,460 and $398,303, respectively. In computing gains and losses, cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities.

4. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months
                                                       Ended March 31,
                                                   ---------------------
                                                     1997         1996
                                                   --------     --------
                                                       (in thousands)

       Balance, beginning of period .......        $13,538      $11,821
       Provision charged to income ........            723          620
       Charge-offs ........................           (253)        (244)
       Recoveries .........................            120           17
                                                   --------     --------
       Balance, end of period .............        $14,128      $12,214
                                                   ========     ========


5.     LOAN SERVICING

       The Company was servicing a portfolio consisting of 83,000 mortgage loans at March 31, 1997 and December 31, 1996, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                    March 31,      December 31,
                                                       1997            1996
                                                  -------------    ------------
                                                          (in thousands)
       GNMA ..............................         $3,090,927       $3,184,843
       FNMA ..............................            957,756          970,435
       FHLMC .............................            692,953          672,976
       Other investors ...................            350,421          240,642
                                                  -------------    ------------
       Total servicing portfolio .........         $5,092,057       $5,068,896
                                                  =============    ============

                                       7

       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA and FHLMC. At March 31, 1997 and December 31, 1996, the Company subserviced a total of 10,000 and 10,700 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $111,125,000 and $102,339,000, at March 31, 1997 and December 31, 1996, respectively, of which $90,034,000 and $76,257,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


6.     BORROWED FUNDS

                                                     March 31, 1997      December 31, 1996
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Securities sold under agreements to
           repurchase .........................   $100,000     5.43%    $  9,000     5.37%
         Advances from Federal Home Loan Bank .    143,835     6.32%     200,924     5.62%
         Borrowings under lines of credit .....     40,180     4.65%      87,329     5.51%
                                                  --------              --------
           Total short-term borrowings ........    284,015               297,253
                                                  --------              --------
       Long-term borrowings from Federal Home
        Loan Bank:
         Adjustable rate advances, interest
          based on LIBOR; 5.53% (1997) and
          5.61%(1996) .........................    100,000               150,000
         Fixed rate advances, 6.13% (1997)
          and 6.27% (1996) ....................    398,543               298,561
         Mortgage matched and other advances
          payable monthly through 2026 with
          interest rates from 3.88% to 8.05% ..     34,883                35,483
                                                  --------              --------
           Total long-term borrowings .........    533,426               484,044
                                                  --------              --------
       Total borrowed funds ...................   $817,441              $781,297
                                                  ========              ========



       Information concerning borrowings under securities sold under agreements to repurchase is summarized as follows:

                                                       At or For the Three Months
                                                            Ended March 31,
                                                       --------------------------
                                                          1997            1996
                                                       ----------      ----------
                                                         (dollars in thousands)

       Average balance during the period ..........     $ 57,356        $51,248
       Average interest rate during the period ....         5.41%          5.59%
       Maximum month-end balance during the
        period ....................................     $100,000        $62,777
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................     $101,454        $57,557
          Fair value ..............................     $101,955        $58,382


       Mortgage-backed securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell the Company substantially identical securities at the maturities of the agreements. The agreements outstanding at March 31, 1997 mature within one year.

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

8.     SALE OF RETAIL BANKING OFFICE

       On March 14, 1997, the Company completed the sale of the Bank's retail banking office in Liberty, Kentucky. Property and equipment with a depreciated value of $142,000 and deposits with a carrying value of $15,832,000 were transferred as well as cash of $14,900,000 and loans of $24,000. The net gain on the sale was $772,000.

9.     EARNINGS PER SHARE

       In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The pro forma effects of implementation of this statement on the Company's reported net income and earnings per share are presented below.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     ----------        ----------
       (in thousands, except per share amounts)


       Net income                                  As reported         $7,453            $6,431
       Income available to common stockholders     Pro forma            7,453             6,431

       Primary earnings per share                  As reported          $0.53             $0.44
       Basic earnings per share                    Pro forma             0.57              0.47

       Fully diluted earnings per share            As reported          $0.53             $0.44
       Diluted earnings per share                  Pro forma             0.53              0.44


10.    RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                      Three Months Ended March 31, 1997
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   47,563    $   4,929    $      3                  $   52,495
    Intersegment                           3,320        1,557         340    $  (5,217)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     50,883        6,486         343       (5,217)        52,495
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                31,506          589                                  32,095
    Intersegment                           1,897        3,320                   (5,217)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    33,403        3,909                   (5,217)        32,095
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       17,480        2,577         343                      20,400
Provision for loan losses                   (723)                                                (723)
Non-interest income                        2,589        8,218         903       (2,525)         9,185
Non-interest expense                     (10,079)      (8,842)     (1,111)       2,525        (17,507)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $    9,267     $  1,953    $    135                  $   11,355
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,737,127     $291,694    $277,578    $(304,257)    $3,002,142
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      597     $    228    $      8                  $      833
                                      ===========   ==========  ==========  ============  ============


                                                      Three Months Ended March 31, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------   ----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   39,574     $  5,769    $      3                  $   45,346
    Intersegment                           2,809        1,074         419    $  (4,302)
                                      -----------   ----------  ----------  ------------  ------------
Total interest income                     42,383        6,843         422       (4,302)        45,346
                                      -----------   ----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                25,676        1,792                                  27,468
    Intersegment                           1,493        2,809                   (4,302)
                                      -----------   ----------  ----------  ------------  ------------
Total interest expense                    27,169        4,601                   (4,302)        27,468
                                      -----------   ----------  ----------  ------------  ------------
Net interest income                       15,214        2,242         422                      17,878
Provision for loan losses                   (620)                                                (620)
Non-interest income                        1,853        8,799         217       (2,112)         8,757
Non-interest expense                      (9,385)      (8,295)       (538)       2,112        (16,106)
                                      -----------   ----------  ----------  ------------  ------------
Income before income taxes            $    7,062     $  2,746    $    101                   $   9,909
                                      ===========   ==========  ==========  ============  ============
Identifiable assets                   $2,170,246     $357,675    $273,809    $(324,526)    $2,477,204
                                      ===========   ==========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      463     $    315           2                  $      780
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

Any forward-looking statements included in this report or in any report included by reference, which reflect management's best judgement based on factors known, involve risks and uncertainties, as discussed above. Actual results could differ materially from those expressed or implied.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 TO DECEMBER 31, 1996

Assets increased $105.0 million during the first quarter of 1997 to $3.0 billion. The two largest components of asset growth were net loans receivable, which increased $13.0 million during the first quarter, and available-for-sale securities, which increased $164.8 million.

Net loans receivable totaled $1.9 billion at March 31, 1997. The Company continues to diversify its loan portfolio and enhance portfolio yield by increasing the percentage of consumer and commercial loans in the portfolio. The following table shows the composition of the loan portfolio at March 31, 1997 in comparison to December 31, 1996:


                                           Loan Portfolio Composition at
                                           -----------------------------
                                             March 31,      December 31,
                                               1997             1996
                                           -------------    ------------
Loan category:
    One-to-four family residential .....       71.3%            72.4%
    Multi-family residential ...........        8.4%             7.8%
    Commercial real estate .............        6.1%             5.3%
    Construction and land ..............        5.7%             6.7%
    Non-mortgage, primarily consumer ...        8.5%             7.8%
                                           -------------    ------------
                                              100.0%           100.0%
                                           =============    ============

During the first three months of 1997, the Company replaced certain lower yielding debt and equity securities with higher yielding mortgage-backed securities, thereby reducing excess liquid assets from the balances held by the Bank at year-end. The Company also purchased mortgage-backed securities, funded by repurchase agreements, and debt securities, funded by advances from the FHLB. Certain of the leveraged purchases were structured to grow the Company without incurring significant interest rate risk, and others were structured to manage interest rate risk related to borrowed funds. The change in unrealized gains (losses) on available-for-sale securities, from an unrealized net gain of $4.5 million at December 31, 1996 to an unrealized net loss of $4.6 million at March 31, 1997, resulted from the upward shift in market interest rates during the first quarter. Mortgage-backed securities increased 45.0% during the first quarter of 1997 and debt and equity securities decreased 25.2%. In total, available-for-sale securities increased 24.7% during the first three months of 1997.

Deposits increased $31.5 million or 1.8% during the first quarter of 1997. This increase was the result of growth in deposits of $47.3 million, offset by a sale of $15.8 million of deposits (See note 8 - "Sale of Retail Banking Office"). Approximately $32 million of the growth in deposits was due to increased retail deposits attracted through advertising, competitive deposit rates and retail sales efforts. The remainder was primarily due to an increase in custodial account balances associated with the portfolio of loans serviced for others.

Borrowed funds increased $36.1 million during the first three months of 1997, with long-term FHLB advances increasing by $49.4 million, and short-term borrowings decreasing $13.2 million. Long-term fixed rate FHLB advances were increased as part of the Company's strategy to manage interest rate risk related to borrowed funds. The Company also replaced certain long-term adjustable rate FHLB advances with short-term repurchase agreements to improve cash management flexibility. The net decrease in short-term borrowings was the result of payoffs of advances from the FHLB and borrowings under lines of credit funded by certain maturing short-term liquid assets, partially offset by an increase in repurchase agreements used to payoff certain long-term FHLB advances and to fund purchases of mortgage-backed securities.

Stockholders' equity totaled $279.1 million at March 31, 1997 or 9.3% of total assets, which was $1.3 million less than at year-end 1996. The decline in total equity was the net result of the Company purchasing 105,000 shares of its common stock at a cost of $3.1 million; a decrease of $5.9 million in unrealized gains (losses) on available-for-sale securities; dividends of $1.6 million; a reduction in unearned balances of stock compensation plans by $1.8 million; and earnings of $7.5 million for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

OVERVIEW. The Company's net income of $7.5 million for the three months ended March 31, 1997 was $1.0 million or 15.9% greater than the first quarter of 1996. These results were primarily due to increased net interest income and gain on the sale of a retail banking office, partially offset by increased non-interest expense.

NET INTEREST INCOME. For the first quarter of 1997, net interest income increased 14.1%, or $2.5 million versus the first quarter of 1996. This increase was the result of substantial growth in the Company's balance sheet and an increase in the interest rate spread. Average interest-earning assets and average interest-bearing liabilities increased $397.9 million and $423.5 million, respectively, in the first quarter of 1997 versus the first quarter of 1996, resulting in a $1.6 million increase in net interest income. These average balance increases were the result of growth from normal business operations, the acquisition of Lexington Federal in June 1996 and the effects of liquidity and interest rate risk management strategies on the securities portfolio and borrowed funds. The average yield on interest-earning assets decreased from 8.06% for the first three months of 1996 to 8.00% for the first three months of 1997. This decrease was primarily due to a shift in the mix of interest-earning assets resulting in a higher percentage of available-for-sale securities and a lower percentage of loans receivable. The average cost of interest-bearing liabilities decreased from 5.60% in the 1996 first quarter to 5.43% in the first quarter of 1997 primarily due to the growth in shorter-term, lower rate certificate accounts decreased borrowing costs. These average rate changes resulted in an $897,000 increase in net interest income and an increase in the interest rate spread from 2.46% in the first quarter of 1996 to 2.57% in the 1997 first quarter. Net interest margin decreased to 3.11% in the first quarter of 1997 from 3.18% in the same period last year primarily due to the reduction in the ratio of interest-earning assets to interest-bearing liabilities resulting from stock repurchases.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the three month periods ended March 31, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. For 1997, average balances are derived from daily balances. For 1996, average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. Interest includes fees which are considered adjustments to yields and costs.

                                                             Three Months Ended March 31,
                                          ----------------------------------------------------------------
                                                       1997                                  1996
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (5)    Balance    Interest  Cost (5)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,932,677   $40,042    8.40%     $1,806,751   $37,534    8.36%
        Mortgage-backed securities (2)..     515,649     9,181    7.22%        348,097     6,192    7.15%
        Debt and equity securities (2)..     159,736     2,454    6.23%         65,647       966    5.92%
        Other ..........................      17,226       217    5.11%         18,262       245    5.40%
        FHLB stock .....................      34,822       601    7.00%         23,502       409    7.00%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,660,110    52,495    8.00%      2,262,259    45,346    8.06%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     182,586                           174,871
                                          ----------                        ----------
        Total assets ...................  $2,842,696                        $2,437,130
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  133,078     1,003    3.06%     $  125,309       956    3.07%
        Demand deposit accounts.........     178,028     1,661    3.78%         85,034       622    2.94%
        Money market accounts ..........     197,367     2,162    4.44%        155,590     1,801    4.66%
        Certificate accounts ...........   1,183,229    16,970    5.82%      1,014,222    14,997    5.95%
        Short-term borrowings ..........     175,290     2,388    5.52%        169,591     2,593    6.15%
        Long-term borrowings ...........     530,874     7,911    6.04%        424,666     6,499    6.16%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,397,866    32,095    5.43%      1,974,412    27,468    5.60%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     165,220                           177,548
                                          ----------                        ----------
        Total liabilities ..............   2,563,086                         2,151,960
   Stockholders' equity ................     279,610                           285,170
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,842,696                        $2,437,130
                                          ==========                        ==========
Net interest income / interest
  rate spread (3) ......................               $20,400    2.57%                  $17,878    2.46%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (4) .................  $  262,244              3.11%     $  287,847              3.18%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      110.94%                           114.58%
                                          ==========                        ==========

---------------

(1)  Loans receivable, net include mortgage loans held for sale.
(2) Yields on securities do not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(3) Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.
(5) For purposes of calculating these figures, all interest amounts are annualized.

                                       14

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


                                            Three Months Ended March 31,
                                                    1997 vs. 1996
                                          -------------------------------
                                             Increase (Decrease) Due to
                                          -------------------------------
                                            Volume      Rate       Total
                                          ---------   --------   ---------
                                                   (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $2,347     $  161      $2,508
     Mortgage-backed securities .........    2,929         60       2,989
     Debt and equity securities .........    1,436         52       1,488
     Other ...............................     (14)       (14)        (28)
     FHLB stock .........................      192          0         192
                                           --------   --------   ---------
          Total .........................    6,890        259       7,149
                                           --------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................       51         (4)         47
     Demand deposit accounts ............      824        215       1,039
     Money market accounts ..............      450        (89)        361
     Certificate accounts ...............    2,319       (346)      1,973
     Short-term borrowings ..............       78       (283)       (205)
     Long-term borrowings ...............    1,543       (131)      1,412
                                           --------   --------   ---------
          Total .........................    5,265       (638)      4,627
                                           --------   --------   ---------

Net change in net interest income .......   $1,625     $  897      $2,522
                                           ========   ========   =========


PROVISION FOR LOAN LOSSES. The provision for loan losses was $723,000 or 0.15% (annualized) of average loans in the 1997 first quarter, compared to $620,000 or 0.14% of average loans in the first quarter last year. Net charge-offs decreased from $227,000 or 0.05% of average loans in the 1996 first quarter to $133,000 or 0.03% of average loans in this year's first quarter.

NON-INTEREST INCOME. The increase in non-interest income of $428,000 was primarily attributable to gain on the sale of a retail banking office and increased service charges on deposit accounts, partially offset by decreased servicing fee income and increased amortization of mortgage servicing rights. The Company's decision to sell the Bank's retail banking office in Liberty, Kentucky, was based on analysis concluding that the branch no longer had sufficient market share for profitable operations. The increase in service charges on deposit accounts was primarily due to growth in transaction accounts. Servicing fee income for the first quarter of 1997 decreased in comparison to the 1996 first quarter due to a decrease in the number of loans the Company is subservicing for third-parties. Increased amortization of mortgage servicing rights was attributable to an increase in originated mortgage servicing rights. Increases in other non-interest income was primarily due to increased sales of investment and insurance products.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 1997 was $1.4 million more than for the same period last year. As a percentage of average assets, non-interest expense was 2.50% for the first quarter of 1997, down from 2.66% for the same period last year. This gain in efficiency was primarily the result of lower FDIC insurance premiums and the growth in average assets outpacing increases in all other operating expenses. Compensation and benefits expense increased as the result of growth in the staff needed to deliver and provide operational support for an expanded line of retail banking and investment products to the Company's growing customer base. The increase in other non-interest expense includes increased amortization of goodwill of $179,000.

INCOME TAX EXPENSE. Income tax expense of $3.9 million for the three months ended March 31, 1997 and $3.5 million for the three months ended March 31, 1996 resulted in effective income tax rates of 34.4% and 35.1%, respectively. The decrease in the effective income tax rate is primarily due to income tax credits earned in connection with the Company's investment in low income housing partnerships as part of its community reinvestment activities.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                       March 31,      December 31,
                                                         1997             1996
                                                     -------------    ------------
                                                         (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................       $  6,865        $  7,185
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................         88,006           88,185
    Other loans ................................          3,090            5,931
  Restructured loans ...........................          1,982            1,992
                                                      ------------    ------------
  Total non-performing loans ...................         99,943          103,293
Real estate owned ..............................          2,669            2,815
                                                      ------------    ------------
Total non-performing assets ....................       $102,612         $106,108
                                                      ============    ============
Non-performing loans to total loans:
  Including FHA/VA loans .......................          4.99%            5.19%
  Excluding FHA/VA loans .......................          0.60%            0.76%
Non-performing assets to total assets:
  Including FHA/VA loans .......................          3.42%            3.66%
  Excluding FHA/VA loans .......................          0.49%            0.62%
Allowance for loan losses to total loans .......          0.70%            0.68%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................         14.14%           13.11%
  Excluding FHA/VA loans .......................        118.36%           89.61%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................         13.77%           12.76%
  Excluding FHA/VA loans .......................         96.73%           75.53%


Certain accruing FHA/VA loans which are contractually past due 90 days or more are purchased by the Company from GNMA pools it services. The Company also purchases portfolios of insured FHA and guaranteed VA loans, most of which are 90 days or more past due, from third parties. At March 31, 1997, the Company held in its portfolio $147.2 million of FHA/VA loans most of which were delinquent at the time of purchase. Such loans totaled $144.7 million at December 31, 1996. As a servicer of GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

The FHA/VA loans acquired from third parties are purchased at a discount as compensation to the Company for the credit and interest rate risks associated with the loans. No purchases were made from third parties during the first quarter of 1997.

The Company also has certain impaired loans. The Company has defined impaired loans as commercial real estate and commercial business loans classified as substandard, doubtful, or loss, as defined by OTS regulations. Impaired loans, net of related allowance, decreased from $6.8 million at December 31, 1996, to $5.0 million at March 31, 1997.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For March 1997, the Bank had liquidity and short-term liquidity ratios of 8.3% and 6.8%, respectively.

At March 31, 1997, the Company had outstanding commitments to fund portfolio loans totaling $106.4 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At March 31, 1997, the Bank had tangible capital of 8.2% of tangible assets, core capital of 8.2% of adjusted tangible assets, and risk-based capital of 18.9% of risk-weighted assets.

IMPACT OF NEW ACCOUNTING STANDARD

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

The pro forma effects of implementation of this statement on the Company's reported net income and earnings per share are presented in note 9 to the consolidated financial statements.

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

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement regarding computation of per share earnings.

           (b) There have been no reports filed on Form 8-K during the quarterly period ended March 31, 1997.

                           GREAT FINANCIAL CORPORATION




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GREAT FINANCIAL CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date:  May 14, 1997              By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                       President and Chief Executive Officer


Date:  May 14, 1997              By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)