Form 10-Q
period 1997-06-30
GREAT FINANCIAL CORP
filed 1997-08-13
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                    or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 13,804,439 shares as of August 5, 1997.

                         GREAT FINANCIAL CORPORATION

                                 I N D E X


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

              Consolidated Balance Sheets                               3

              Consolidated Statements of Income                         4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION                                            24

SIGNATURES                                                             25

EXHIBITS INDEX                                                         26

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          June 30,   December 31,
                                                           1997           1996
                                                        -----------  ------------
                                                        (unaudited)
Assets
     Cash and cash equivalents .......................  $   62,270    $  126,323
     Available-for-sale securities, at fair value ....     796,750       667,542
     Mortgage loans held for sale ....................      91,338        65,546
     Loans receivable, net of allowance for loan
        losses of $14,593 (1997) and $13,538 (1996) ..   1,920,058     1,867,511
     Federal Home Loan Bank stock, at cost ...........      37,870        34,816
     Property and equipment ..........................      35,735        34,127
     Mortgage servicing rights .......................      36,247        37,187
     Other assets ....................................      65,959        64,110
                                                        -----------   -----------
Total assets .........................................  $3,046,227    $2,897,162
                                                        ===========   ===========

Liabilities
   Deposits:
     Non-interest bearing ............................  $  132,198    $  112,129
     Interest bearing ................................   1,761,347     1,691,874
                                                        -----------   -----------
       Total deposits ................................   1,893,545     1,804,003
   Borrowed funds ....................................     834,812       781,297
   Other liabilities .................................      36,586        31,408
                                                        -----------   -----------
       Total liabilities .............................   2,764,943     2,616,708
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     164,568       162,279
     Retained earnings - subject to restrictions .....     186,431       177,201
     Treasury stock, 2,740,548 shares (1997) and
        2,414,518 shares (1996), at cost .............     (61,599)      (48,845)
     Unearned ESOP shares ............................      (9,643)      (10,194)
     Unearned compensation - stock compensation plans.      (2,408)       (3,058)
     Net unrealized gains on available-for-sale
       securities ....................................       3,770         2,906
                                                        -----------   -----------
        Total stockholders' equity ...................     281,284       280,454
                                                        -----------   -----------
Total liabilities and stockholders' equity ...........  $3,046,227    $2,897,162
                                                        ===========   ===========

                See notes to consolidated financial statements.

                          GREAT FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                 Three Months Ended       Six Months Ended
                                                      June 30,                 June 30,
                                                --------------------     -------------------
                                                  1997       1996          1997       1996
                                                ---------  ---------     ---------  ---------
                                                               (unaudited)
Interest income
     Loans ...................................   $41,019    $38,292      $ 81,061    $75,826
     Securities ..............................    14,668      9,646        26,905     17,213
     Other ...................................        59        302           275        547
                                                ---------  ---------     ---------  ---------
        Total interest income ................    55,746     48,240       108,241     93,586
                                                ---------  ---------     ---------  ---------
Interest expense
     Deposits ................................    22,763     19,448        44,559     37,824
     Borrowed funds ..........................    12,346      9,850        22,645     18,942
                                                ---------  ---------     ---------  ---------
        Total interest expense ...............    35,109     29,298        67,204     56,766
                                                ---------  ---------     ---------  ---------

Net interest income ..........................    20,637     18,942        41,037     36,820

Provision for loan losses ....................       775        616         1,498      1,236
                                                ---------  ---------     ---------  ---------

Net interest income after provision for loan
 losses ......................................    19,862     18,326        39,539     35,584
                                                ---------  ---------     ---------  ---------

Non-interest income
     Servicing fee income ....................     6,296      6,530        12,648     13,284
     Amortization of mortgage servicing rights    (2,104)    (1,948)       (4,146)    (3,789)
     Commissions from sales of investment and
      insurance products......................       955        488         1,771        959
     Service charges on deposit accounts......       736        610         1,444      1,068
     Gain on sale of mortgage loans ..........     1,781      1,889         3,143      3,402
     Gain on sale of mortgage servicing rights     1,470      1,240         1,506      1,303
     Gain on sale of retail banking office....                                772
     Gain (loss) on sale of securities .......       (11)      (271)          517        385
     Other ...................................       615        475         1,268      1,158
                                                ---------  ---------     ---------  ---------
        Net non-interest income ..............     9,738      9,013        18,923     17,770
                                                ---------  ---------     ---------  ---------
Non-interest expense
     Compensation and benefits ...............     8,951      8,243        17,851     16,025
     Office occupancy and equipment ..........     2,331      2,148         4,576      4,224
     Office supplies, postage and telephone ..     1,363      1,241         2,865      2,505
     Advertising and marketing ...............       896        882         1,701      1,834
     Federal deposit insurance premiums ......       291        862           557      1,688
     Other ...................................     3,674      3,738         7,463      6,944
                                                ---------  ---------     ---------  ---------
        Total non-interest expense ...........    17,506     17,114        35,013     33,220
                                                ---------  ---------     ---------  ---------

Income before income taxes....................    12,094     10,225        23,449     20,134

Income tax expense............................     4,173      3,664         8,075      7,142
                                                ---------  ---------     ---------  ---------

Net income....................................   $ 7,921    $ 6,561       $15,374    $12,992
                                                =========  =========     =========  =========

Earnings per share                                 $0.57     $0.46          $1.09      $0.90
                                                =========  =========     =========  =========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
                                                         (unaudited)

Net cash used in operating activities..........    $  (7,907)      $  (4,907)
                                                  -----------     -----------
Investing activities:
    Purchases of available-for-sale securities.     (384,800)       (240,028)
    Maturities of available-for-sale securities      107,545          62,756
    Principal collected on mortgage-backed
     securities ...............................       33,016          33,915
    Proceeds from sales of available-for-sale
     securities ...............................      117,962          33,884
    Increase in loans receivable...............      (55,662)        (22,060)
    Purchases of property and equipment and
     other assets .............................       (3,519)         (5,174)
    Originations of mortgage servicing rights..       (2,051)         (2,280)
    Purchases of mortgage servicing rights.....       (1,438)            (51)
    Proceeds from sale of mortgage servicing
     rights....................................        1,776           1,375
    Purchases of Federal Home Loan Bank Stock..       (1,789)         (6,771)
    Proceeds from sale of other real estate
     owned.....................................        2,240             610
    Cash used in sale of retail banking office.      (14,900)
    Purchase of Lexington Federal Savings Bank,
     FSB, net of cash and cash equivalents
     acquired..................................                      (30,363)
    Other .....................................         (396)             48
                                                  -----------     -----------
     Net cash used in investing activities.....     (202,016)       (174,139)
                                                  -----------     -----------

Financing activities:
    Increase in deposits ......................      105,374          136,542
    Increase (decrease) in short-term
     borrowings................................       19,517          (39,543)
    Long-term advances from Federal Home Loan
     Bank .....................................      100,000           90,750
    Payments on long-term advances from Federal
     Home Loan Bank ...........................      (66,002)         (24,585)
    Increase in mortgage escrow funds .........        5,879            5,702
    Purchases of treasury stock ...............      (17,779)         (18,794)
    Dividends paid ............................       (3,493)          (2,964)
    Exercise of stock options .................        2,374              100
                                                  -----------     ------------
     Net cash provided by financing activities.      145,870          147,208
                                                  -----------     ------------

Net decrease in cash and cash equivalents .....      (64,053)         (31,838)

Cash and cash equivalents at beginning of
  period ......................................      126,323           84,167
                                                  -----------     ------------

Cash and cash equivalents at end of period.....    $  62,270        $  52,329
                                                  ===========     ============

Cash paid during the period for:
    Interest ..................................    $  66,949        $  57,030
    Income taxes, net .........................    $   8,277        $   5,640

Supplemental disclosure of noncash activities:
    Additions to real estate acquired in
     settlement of loans........................   $     945        $   1,506
    Accrual of proceeds from sale of mortgage
     servicing rights...........................   $   1,594        $   1,083

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

2.     CASH AND CASH EQUIVALENTS

                                                           June 30,     December 31,
                                                             1997           1996
                                                          ---------     ------------
                                                               (in thousands)
       Cash and due from banks                             $46,508        $ 27,702
       Interest-bearing deposits with banks                  5,762           1,315
       Federal funds sold                                   10,000          33,200
       Securities purchased under agreements to resell                      64,106
                                                          ---------     ------------
       Total cash and cash equivalents                     $62,270        $126,323
                                                          =========     ============

3.     SECURITIES

                                                                  June 30, 1997
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $146,108     $   37     $  (146)    $145,999
        Other debt securities ................     28,239          6        (134)      28,111
                                                 ---------  ----------  ----------   ---------
         Total debt securities ...............    174,347         43        (280)     174,110
        Mortgage-backed securities ...........    616,504      7,229      (2,632)     621,101
        Equity securities ....................         99      1,440                    1,539
                                                 ---------  ----------  ----------   ---------
       Total available-for-sale securities ...   $790,950     $8,712     $(2,912)    $796,750
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
                                                 =========   =========   =========   =========

       Gross realized gains for the three and six months ended June 30, 1997 were $186,410 and $748,938, respectively. Gross realized losses for the same periods were $197,624 and $232,085, respectively. Gross realized gains for the three and six months ended June 30, 1996 were $218,203 and $1,272,886, respectively. Gross realized losses for the same periods were $489,022 and $887,325, respectively. In computing gains and losses cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities.

4. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months                 Six Months
                                                       Ended June 30,              Ended June 30,
                                                   ---------------------       ---------------------
                                                     1997         1996           1997         1996
                                                   --------     --------       --------     --------
                                                                    (in thousands)

       Balance, beginning of period .......        $14,128      $12,214        $13,538      $11,821
       Provision charged to income ........            775          616          1,498        1,236
       Charge-offs ........................           (347)        (321)          (600)        (564)
       Recoveries .........................             37           22            157           38
       Acquired in merger .................                         500                         500
                                                   --------     --------       --------     --------
       Balance, end of period .............        $14,593      $13,031        $14,593      $13,031
                                                   ========     ========       ========     ========

5.     LOAN SERVICING

       The Company was servicing a portfolio consisting of 79,700 and 83,000 mortgage loans at June 30, 1997 and December 31, 1996, respectively, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                     June 30,      December 31,
                                                       1997            1996
                                                  -------------    ------------
                                                          (in thousands)
       GNMA ..............................         $2,992,186       $3,184,843
       FNMA ..............................            788,419          970,435
       FHLMC .............................            695,394          672,976
       Other investors ...................            341,549          240,642
                                                  -------------    ------------
       Total servicing portfolio .........         $4,817,548       $5,068,896
                                                  =============    ============

                                       7

       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA and FHLMC. At June 30, 1997 and December 31, 1996, the Company subserviced a total of 14,200 and 10,700 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $119,063,000 and $102,339,000, at June 30, 1997 and December 31, 1996, respectively, of which $98,764,000 and $76,257,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


6.     BORROWED FUNDS

                                                      June 30, 1997      December 31, 1996
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Securities sold under agreements to
           repurchase .........................   $208,999     5.69%    $  9,000     5.37%
         Advances from Federal Home Loan Bank .     58,500     5.81%     200,924     5.62%
         Borrowings under lines of credit .....     49,271     5.66%      87,329     5.51%
                                                  --------              --------
           Total short-term borrowings ........    316,770               297,253
                                                  --------              --------
       Long-term borrowings from Federal Home
        Loan Bank:
         Adjustable rate advances, interest
          based on LIBOR; 5.78% (1997) and
          5.61%(1996) .........................    100,000               150,000
         Fixed rate advances, 6.14% (1997)
          and 6.27% (1996) ....................    383,769               298,561
         Mortgage matched and other advances
          payable monthly through 2026 with
          interest rates from 3.88% to 8.05% ..     34,273                35,483
                                                  --------              --------
           Total long-term borrowings .........    518,042               484,044
                                                  --------              --------
       Total borrowed funds ...................   $834,812              $781,297
                                                  ========              ========



       Information concerning borrowings under securities sold under agreements to repurchase is summarized as follows:

                                                       At or For the Three Months        At or For the Six Months
                                                            Ended June 30,                   Ended June 30,
                                                       --------------------------       --------------------------
                                                          1997            1996             1997            1996
                                                       ----------      ----------       ----------      ----------
                                                                          (dollars in thousands)

       Average balance during the period ..........     $175,458        $ 67,524         $116,733        $ 59,386
       Average interest rate during the period ....         5.67%           5.44%            5.61%           5.51%
       Maximum month-end balance during the
        period ....................................     $208,999        $111,741         $208,999        $111,741
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................                                      $212,572        $ 96,859
          Fair value ..............................                                      $214,165        $ 98,090


       Mortgage-backed securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell the Company substantially identical securities at the maturities of the agreements. The agreements outstanding at June 30, 1997 mature within one year.

7.     SEGMENT INFORMATION

       The schedules on pages 11 and 12 present information concerning the Company's operations which include two reportable segments: banking and mortgage banking businesses. The banking segment is composed of those operations involved in making loans held for investment, primarily on single family residences; investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment is made up of those operations involved in originating and purchasing residential mortgage loans for resale in the secondary mortgage market an in servicing and subservicing loans for others. Intersegment interest income and expense represent (i) interest on advances from the banking segment to the mortgage banking segment to fund the origination of loans computed at a rate tied to a short-term index and to fund the investment in mortgage servicing rights computed at a rate tied to a medium-term index, (ii) interest on custodial balances of the mortgage banking segment on deposit with the banking segment computed at a rate tied to a medium-term index, (iii) interest on advances from the Parent Company (in "other" segment) to the banking segment computed at a rate tied to a short-term index, and (iv) interest expense incurred by the banking segment on a loan from the Parent Company to the ESOP computed at 6%.

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

                                                                      Three Months             Six Months
                                                                     Ended June 30,          Ended June 30,
                                                                   ------------------      ------------------
                                                                    1997       1996         1997       1996
                                                                   -------    -------      -------    -------
       (in thousands, except per share amounts)


       Net income                                  As reported     $ 7,921    $ 6,561      $15,374    $12,992
       Income available to common stockholders     Pro forma         7,921      6,561       15,374     12,992

       Primary earnings per share                  As reported       $0.57      $0.46        $1.10      $0.90
       Basic earnings per share                    Pro forma          0.61       0.49         1.18       0.96

       Fully diluted earnings per share            As reported       $0.57      $0.46        $1.09      $0.90
       Diluted earnings per share                  Pro forma          0.57       0.46         1.09       0.90


10.    RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                      Three Months Ended June 30, 1997
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   50,622    $   5,120    $      4                  $   55,746
    Intersegment                           3,446        1,819         286    $  (5,551)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     54,068        6,939         290       (5,551)        55,746
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                34,365          744                                  35,109
    Intersegment                           2,105        3,446                   (5,551)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    36,470        4,190                   (5,551)        35,109
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       17,598        2,749         290                      20,637
Provision for loan losses                   (775)                                                (775)
Non-interest income                        1,444       10,245         935       (2,886)         9,738
Non-interest expense                     (10,282)      (8,887)     (1,223)       2,886        (17,506)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $    7,985     $  4,107    $      2                  $   12,094
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,768,426     $314,538    $266,116    $(302,853)    $3,046,227
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      655     $    229    $      9                  $      893
                                      ===========  ===========  ==========  ============  ============


                                                      Three Months Ended June 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   42,039     $  6,197    $      4                  $   48,240
    Intersegment                           3,261        2,144         252    $  (5,657)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     45,300        8,341         256       (5,657)        48,240
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                27,555        1,743                                  29,298
    Intersegment                           2,397        3,259           1       (5,657)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    29,952        5,002           1       (5,657)        29,298
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       15,348        3,339         255                      18,942
Provision for loan losses                   (616)                                                (616)
Non-interest income                          799       10,208         275       (2,269)         9,013
Non-interest expense                      (9,937)      (8,726)       (720)       2,269        (17,114)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $    5,594     $  4,821    $   (190)                  $  10,225
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,497,961     $368,822    $261,362    $(320,053)    $2,808,092
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      535     $    320           7                  $      862
                                      ===========  ===========  ==========  ============  ============


SEGMENT INFORMATION

                                                        Six Months Ended June 30, 1997
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   98,185    $  10,049    $      7                  $  108,241
    Intersegment                           6,766        3,376         626    $ (10,768)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                    104,951       13,425         633      (10,768)       108,241
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                65,871        1,333                                  67,204
    Intersegment                           4,002        6,766                  (10,768)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    69,873        8,099                  (10,768)        67,204
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       35,078        5,326         633                      41,037
Provision for loan losses                 (1,498)                                              (1,498)
Non-interest income                        4,033       18,463       1,838       (5,411)        18,923
Non-interest expense                     (20,361)     (17,729)     (2,334)       5,411        (35,013)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $   17,252     $  6,060    $    137                  $   23,449
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,768,426     $314,538    $266,116    $(302,853)    $3,046,227
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,252     $    457    $     17                  $    1,726
                                      ===========  ===========  ==========  ============  ============


                                                        Six Months Ended June 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   81,613     $ 11,966    $      7                  $   93,586
    Intersegment                           6,070        3,218         671    $  (9,959)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     87,683       15,184         678       (9,959)        93,586
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                53,231        3,535                                  56,766
    Intersegment                           3,890        6,068           1       (9,959)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    57,121        9,603           1       (9,959)        56,766
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       30,562        5,581         677                      36,820
Provision for loan losses                 (1,236)                                              (1,236)
Non-interest income                        2,652       19,007         492       (4,381)        17,770
Non-interest expense                     (19,322)     (17,021)     (1,258)       4,381        (33,220)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $   12,656     $  7,567    $    (89)                  $  20,134
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,497,961     $368,822    $261,362    $(320,053)    $2,808,092
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,043     $    635           9                  $    1,687
                                      ===========  ===========  ==========  ============  ============


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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 TO DECEMBER 31, 1996

Assets increased $149.1 million during the first six months of 1997 to $3.0 billion. The two largest components of asset growth were net loans receivable, which increased $52.5 million, and available-for-sale securities, which increased $129.2 million.

Net loans receivable totaled $1.9 billion at June 30, 1997. The Company continues to diversify its loan portfolio and enhance portfolio yield by increasing the percentage of consumer and commercial loans in the portfolio. The following table shows the composition of the loan portfolio at June 30, 1997 in comparison to December 31, 1996:


                                           Loan Portfolio Composition at
                                           -----------------------------
                                              June 30,      December 31,
                                               1997             1996
                                           -------------    ------------
Loan category:
    One-to-four family residential .....       69.3%            72.4%
    Multi-family residential ...........        8.3%             7.8%
    Commercial real estate .............        6.7%             5.3%
    Construction and land ..............        5.9%             6.7%
    Non-mortgage, primarily consumer ...        9.8%             7.8%
                                           -------------    ------------
                                              100.0%           100.0%
                                           =============    ============

During the first six months of 1997, the Company purchased mortgage-backed securities, funded by repurchase agreements, and government and debt securities, funded by advances from the FHLB. Certain of the leveraged purchases were structured to grow the Company without incurring significant interest rate risk, and others were structured to manage interest rate risk related to borrowed funds. The Company also used certain maturing short-term liquid assets to reduce short-term borrowings. Mortgage-backed securities increased 30.9% during the first six months of 1997 and debt and equity securities decreased by 8.9%. In total, available-for-sale securities increased 19.4% during the first half of 1997.

Deposits increased $89.5 million or 5.0% during the first six months of 1997. This increase was the result of growth in deposits of $105.3 million, offset by a sale of $15.8 million of deposits (See note 8 - "Sale of Retail Banking Office"). Approximately $82.4 million of the growth in deposits was due to increased retail deposits attracted through advertising, competitive deposit rates and retail sales efforts. The remainder was primarily due to an increase in custodial escrow balances associated with the portfolio of loans serviced for others.

Borrowed funds increased $53.5 million during the first six months of 1997, with long-term FHLB advances increasing by $34.0 million, and short-term borrowings increasing $19.5 million. Long-term fixed rate FHLB advances were increased as part of the Company's strategy to manage interest rate risk related to borrowed funds. The Company also replaced certain long-term adjustable rate FHLB advances with short-term repurchase agreements to improve cash management flexibility.

Stockholders' equity totaled $281.3 million at June 30, 1997 or 9.2% of total assets, which is an increase of $830,000 over year-end 1996. The increase in total equity was the net result of proceeds from the exercise of stock options of $2.4 million, the Company purchasing 562,800 shares of its common stock at a cost of $17.8 million; an increase of $863,000 in net unrealized gains on available-for-sale securities; dividends of $3.5 million; a reduction in unearned balances of stock compensation plans by $3.5 million; and earnings of $15.4 million for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

OVERVIEW. The Company's net income of $7.9 million for the three months ended June 30, 1997 was $1.4 million or 21% greater than the second quarter of 1996.
For the six months ended June 30, 1997 net income of $15.4 million was 18% greater than the same period last year. These results were primarily due to increased net interest income and fee income, partially offset by increased non-interest expense.

NET INTEREST INCOME. For the second quarter of 1997, net interest income increased 9% or $1.7 million versus the second quarter of 1996. This increase was primarily the result of substantial growth in the Company's balance sheet, partially offset by a slight decline in the interest rate spread and a reduction in the ratio of interest-earning assets to interest-beearing liabilities. Average interest-earning assets and average interest-bearing liabilities increased $396.0 million and $431.8 million, respectively, in the second quarter of 1997 versus the second quarter of 1996, resulting in $1.4 million of the increase in net interest income. These average balance increases were the result of growth from normal business operations and the acquisition of Lexington Federal Savings Bank (Lexington Federal) in June 1996. The average yield on interest-earning assets decreased from 7.99% for the second quarter of 1996 to 7.92% for the second quarter of 1997. This decrease was primarily due to a shift in the mix of interest-earning assets resulting in a higher percentage of available-for-sale securities and a lower percentage of loans receivable. The average cost of interest-bearing liabilities decreased from 5.56% for the 1996 second quarter to 5.52% for the 1997 second quarter, primarily due to the growth in shorter-term, lower rate certificates of deposit and decreased borrowing costs. Changes in rates resulted in $296,000 of the increase in net interest income and a decrease in the interest rate spread from 2.43% for the second quarter of 1996 to 2.40% for the second quarter of 1997. Net interest margin decreased to 2.93% for the second quarter of 1997 from 3.14% for the same period last year primarily due to the reduction in the ratio of interest-earning assets to interest-bearing liabilities resulting from stock repurchases. The Company's initiative to increase shareholder value by repurchasing certain of its outstanding common stock results in cash being used to repurchase stock, which would otherwise be invested in interest-earning assets or used to reduce interest-bearing borrowings, thereby lowering the ratio of interest-earning assets to interest-bearing liabilities.

Net interest income was up $4.2 million or 11% for the first six months of 1997 compared to the same period of 1996. Average interest-earning assets and average interest-bearing liabilities increased $397.4 million and $428.0 million, respectively, in the first six months of 1997 versus the same period of 1996, resulting in $3.1 million of the increase in net interest income. These average balance increases were the result of growth from normal business operations, the acquisition of Lexington Federal and the effects of liquidity and interest rate risk management strategies on the securities portfolio and borrowed funds. The average yield on interest-earning assets decreased from 8.03% for the first six months of 1996 to 7.96% for the first six months of 1997. This decrease was primarily due to a shift in the mix of interest-earning assets resulting in a higher percentage of available-for-sale securities and a lower percentage of loans receivable. The average cost of interest-bearing liabilities decreased from 5.58% for the first six months of 1996 to 5.48% for the first six months of 1997, primarily due to the growth in shorter-term, lower rate certificates of deposit and decreased borrowing costs. Changes in rates resulted in $1.2 million of the increase in net interest income and an increase in the interest rate spread from 2.45% for the first six months of 1996 to 2.48% for the same period of 1997. Net interest margin decreased to 3.02% for the first six months of 1997 from 3.16% for the same period last year, primarily due to the reduction in the ratio of interest-earning assets to interest-bearing liabilities resulting from stock repurchases.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income earned on interest-earning assets and expense incurred on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. For 1997, average balances are derived from daily balances. For 1996, average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. Interest includes fees which are considered adjustments to yields and costs.

                                                             Three Months Ended June 30,
                                          ----------------------------------------------------------------
                                                       1997                              1996
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (5)    Balance    Interest  Cost (5)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,971,136   $41,019    8.35%     $1,867,216   $38,292    8.25%
        Mortgage-backed securities (2)..     665,498    11,823    7.13%        443,778     8,192    7.42%
        Debt and equity securities (2)..     146,134     2,181    5.99%         67,818     1,000    5.93%
        Other ..........................       4,516        59    5.24%         23,032       302    5.27%
        FHLB stock .....................      36,780       664    7.24%         26,176       454    6.98%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,824,064    55,746    7.92%      2,428,020    48,240    7.99%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     183,683                           161,551
                                          ----------                        ----------
        Total assets ...................  $3,007,747                        $2,589,571
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  127,093       964    3.04%     $  130,477       998    3.08%
        Demand deposit accounts.........     191,712     1,882    3.94%        109,520       964    3.54%
        Money market accounts ..........     199,494     2,448    4.92%        162,022     1,866    4.63%
        Certificate accounts ...........   1,202,905    17,469    5.82%      1,065,799    15,620    5.89%
        Short-term borrowings ..........     299,365     4,330    5.80%        187,765     2,844    6.09%
        Long-term borrowings ...........     528,884     8,016    6.08%        462,113     7,006    6.10%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,549,453    35,109    5.52%      2,117,696    29,298    5.56%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     180,357                           197,134
                                          ----------                        ----------
        Total liabilities ..............   2,729,810                         2,314,830
   Stockholders' equity ................     277,937                           274,741
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $3,007,747                        $2,589,571
                                          ==========                        ==========
Net interest income / interest
  rate spread (3) ......................               $20,637    2.40%                  $18,942    2.43%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (4) .................  $  274,611              2.93%     $  310,324              3.14%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      110.77%                           114.65%
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

                                       16

                                                               Six Months Ended June 30,
                                          ----------------------------------------------------------------
                                                       1997                              1996
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (5)    Balance    Interest  Cost (5)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,952,013   $81,061    8.37%     $1,836,984   $75,826    8.30%
        Mortgage-backed securities (2)..     590,987    21,004    7.17%        395,937    14,384    7.31%
        Debt and equity securities (2)..     152,897     4,636    6.11%         66,732     1,966    5.92%
        Other ..........................      10,837       275    5.12%         20,647       547    5.33%
        FHLB stock .....................      35,807     1,265    7.12%         24,839       863    6.99%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,742,541   108,241    7.96%      2,345,139    93,586    8.03%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     183,094                           173,376
                                          ----------                        ----------
        Total assets ...................  $2,925,635                        $2,518,515
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  130,069     1,967    3.05%     $  127,893     1,954    3.07%
        Demand deposit accounts.........     184,908     3,543    3.86%         97,277     1,586    3.28%
        Money market accounts ..........     198,437     4,610    4.68%        158,806     3,667    4.64%
        Certificate accounts ...........   1,193,121    34,439    5.82%      1,040,010    30,617    5.92%
        Short-term borrowings ..........     237,670     6,718    5.70%        178,678     5,437    6.12%
        Long-term borrowings ...........     529,874    15,927    6.06%        443,390    13,505    6.13%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,474,079    67,204    5.48%      2,046,054    56,766    5.58%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     172,830                           192,685
                                          ----------                        ----------
        Total liabilities ..............   2,646,909                         2,238,739
   Stockholders' equity ................     278,726                           279,776
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,925,635                        $2,518,515
                                          ==========                        ==========
Net interest income / interest
  rate spread (3) ......................               $41,037    2.48%                  $36,820    2.45%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (4) .................  $  268,462              3.02%     $  299,085              3.16%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      110.85%                           114.62%
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

                                       17

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


                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                    1997 vs. 1996                        1997 vs. 1996
                                          --------------------------------      --------------------------------
                                             Increase (Decrease) Due to            Increase (Decrease) Due to
                                          --------------------------------      --------------------------------
                                            Volume      Rate       Total          Volume      Rate       Total
                                          ---------   --------   ---------      ---------   --------   ---------
                                                                      (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $2,239     $  488      $2,727        $ 4,614     $  621     $ 5,235
     Mortgage-backed securities .........    3,963       (332)      3,631          6,901       (281)      6,620
     Debt and equity securities .........    1,172          9       1,181          2,604         66       2,670
     Other ..............................     (241)        (2)       (243)          (252)       (20)       (272)
     FHLB stock .........................      192         18         210            385         17         402
                                           --------   --------   ---------      ---------   --------   ---------
          Total .........................    7,325        181       7,506         14,252        403      14,655
                                           --------   --------   ---------      ---------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................      (23)       (11)        (34)            28        (15)         13
     Demand deposit accounts ............      798        120         918          1,636        321       1,957
     Money market accounts ..............      458        124         582            911         32         943
     Certificate accounts ...............    2,033       (184)      1,849          4,354       (532)      3,822
     Short-term borrowings ..............    1,627       (141)      1,486          1,677       (396)      1,281
     Long-term borrowings ...............    1,033        (23)      1,010          2,579       (157)      2,422
                                           --------   --------   ---------      ---------   --------   ---------
          Total .........................    5,926       (115)      5,811         11,185       (747)     10,438
                                           --------   --------   ---------      ---------   --------   ---------

Net change in net interest income .......   $1,399     $  296      $1,695        $ 3,067     $1,150     $ 4,217
                                           ========   ========   =========      =========   ========   =========


PROVISION FOR LOAN LOSSES. The provision for loan losses was $775,000 or 0.16% (annualized) of average loans in the 1997 second quarter, compared to $616,000 or 0.13% of average loans in the second quarter last year. Net charge-offs were 0.06% of average loans in the second quarter of both years. The provision for loan losses for the six months ended June 30, 1997 was $1.5 million or 0.15% of average loans during the period, compared to $1.2 million or 0.14% of average loans for the same period last year. Net charge-offs decreased when comparing the two six-month periods, from $526,000 or 0.06% of average loans last year to $443,000 or 0.05% of average loans this year.

NON-INTEREST INCOME. For the three months ended June 30, 1997, non-interest income increased 8% or $725,000 in comparison to the same period last year. This increase was primarily due to increased fee income from sales of investment and insurance products, service charges on deposit accounts and loan related fees. The increase in non-interest income of 6% or $1.2 million for the six months ended June 30, 1997 in comparison to the same period last year, was primarily attributable to the gain on the sale of a retail banking office and increased fee income, partially offset by decreased servicing fee income and increased amortization of mortgage servicing rights. Through an expanded sales staff and product line, the Company increased fee income from sales of investment, insurance, loan and deposit products to customers. The Company's decision to sell the Bank's retail banking office in Liberty, Kentucky, was based on analysis concluding that the branch no longer had sufficient market share for profitable operations. Servicing fee income decreased in comparison to the prior year due to a decrease in the number of loans the Company is subservicing for third-parties. Increased amortization of mortgage servicing rights was attributable to an increase in originated mortgage servicing rights.

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 1997 increased $392,000 and $1.8 million, respectively, in comparison to the same periods of 1996. However, as a percentage of average assets, total non-interest expense was only 2.33% and 2.41% of average assets for the three and six months of 1997, respectively, as compared to 2.66% and 2.65% for the same periods last year. This gain in efficiency was primarily the result of lower FDIC insurance premiums and the growth in average assets outpacing increases in all other operating expenses, including the increases due to the acquisition of Lexington Federal. Compensation and benefits expense increased as the result of growth in the staff needed to deliver and provide operational support for an expanded line of retail banking and investment products to the Company's growing customer base. The increase in other non-interest expense for the six months ended June 30, 1997, includes increased amortization of goodwill of $319,000.

INCOME TAX EXPENSE. Income tax expense of $4.2 million for the three months ended June 30, 1997 and $3.7 million for the three months ended June 30, 1996, resulted in effective income tax rates of 34.5% and 35.8%, respectively, on income before income taxes. For the six months ended June 30, 1997 and 1996, the effective income tax rates were 34.4% and 35.5%, respectively. The decreases in the effective income tax rates are primarily due to increased income tax credits earned in connection with the Company's investment in low income housing partnerships as part of its community reinvestment activities and increased income from tax-exempt securities.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                        June 30,      December 31,
                                                         1997             1996
                                                     -------------    ------------
                                                         (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................       $  7,079        $  7,185
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................         79,305           88,185
    Other loans ................................          2,878            5,931
  Restructured loans ...........................          1,970            1,992
                                                      ------------    ------------
  Total non-performing loans ...................         91,232          103,293
Real estate owned ..............................          1,840            2,815
                                                      ------------    ------------
Total non-performing assets ....................       $ 93,072         $106,108
                                                      ============    ============
Non-performing loans to total loans:
  Including FHA/VA loans .......................          4.42%            5.19%
  Excluding FHA/VA loans .......................          0.58%            0.76%
Non-performing assets to total assets:
  Including FHA/VA loans .......................          3.06%            3.66%
  Excluding FHA/VA loans .......................          0.45%            0.62%
Allowance for loan losses to total loans .......          0.71%            0.68%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................         16.00%           13.11%
  Excluding FHA/VA loans .......................        122.35%           89.61%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................         15.68%           12.76%
  Excluding FHA/VA loans .......................        106.00%           75.53%


Certain accruing FHA/VA loans which are contractually past due 90 days or more are purchased by the Company from GNMA pools it services. The Company also purchases portfolios of insured FHA and guaranteed VA loans, most of which are 90 days or more past due, from third parties. At June 30, 1997, the Company held in its portfolio $141.8 million of FHA/VA loans most of which were delinquent at the time of purchase. Such loans totaled $144.7 million at December 31, 1996. As a servicer of GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

The FHA/VA loans acquired from third parties are purchased at a discount as compensation to the Company for the credit and interest rate risks associated with the loans. No purchases were made from third parties during the first six months of 1997.

The Company also has certain impaired loans. The Company has defined impaired loans as commercial real estate and commercial business loans classified as substandard, doubtful, or loss, as defined by OTS regulations. Impaired loans, net of related allowance, decreased from $6.8 million at December 31, 1996, to $6.1 million at June 30, 1997.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For June 1997, the Bank had liquidity and short-term liquidity ratios of 6.3% and 5.3%, respectively.

At June 30, 1997, the Company had outstanding commitments to fund portfolio loans totaling $117.8 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At June 30, 1997, the Bank had tangible capital of 7.8% of tangible assets, core capital of 7.8% of adjusted tangible assets, and risk-based capital of 17.8% of risk-weighted assets.

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

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 10.15 - Amendment No. 3 to Great Financial Bank, FSB, 401(k) Savings Plan

           (b) Exhibit 10.16 - Amendment No. 1 to Great Financial Bank, FSB, Employee Stock Ownership Plan

           (c) Exhibit 10.17 - Great Financial Corporation Split Dollar Life Insurance Agreements

           (d) Exhibit 11 - Statement regarding computation of per share earnings.

           (e) There have been no reports filed on Form 8-K during the quarterly period ended June 30, 1997.

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




                                             GREAT FINANCIAL CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date:  August 12, 1997           By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                        Chairman and Chief Executive Officer


Date:  August 12, 1997           By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)

                                 EXHIBITS INDEX


Exhibit
Number                        Description                            Page(s)
-------                       -----------                            -------

10.15          Amendment No. 3 to Great Financial Bank, FSB,          27-31
               401(k) Savings Plan

10.16          Amendment No. 1 to Great Financial Bank, FSB,          32-33
               Employee Stock Ownership Plan

10.17          Great Financial Corporation Split Dollar Life          34-77
               Insurance Agreements

11             Statement regarding computation of per share           78
               earnings