Form 10-Q
period 1997-09-30
GREAT FINANCIAL CORP
filed 1997-11-13
CIK 916484

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                    or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 13,873,909 shares as of November 10, 1997.

                         GREAT FINANCIAL CORPORATION

                                 I N D E X


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

              Consolidated Balance Sheets                               3

              Consolidated Statements of Operations                     4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION                                            22

SIGNATURES                                                             23

                           GREAT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       September 30,  December 31,
                                                           1997           1996
                                                       -------------  ------------
                                                        (unaudited)
Assets
     Cash and cash equivalents .......................  $   42,686    $  126,323
     Available-for-sale securities, at fair value ....     698,821       667,542
     Mortgage loans held for sale ....................      75,463        65,546
     Loans receivable, net of allowance for loan
        losses of $14,663 (1997) and $13,538 (1996) ..   1,898,928     1,867,511
     Federal Home Loan Bank stock, at cost ...........      38,562        34,816
     Property and equipment ..........................      33,296        34,127
     Mortgage servicing rights .......................      39,052        37,187
     Other assets ....................................      66,697        64,110
                                                        -----------   -----------
Total assets .........................................  $2,893,505    $2,897,162
                                                        ===========   ===========

Liabilities
   Deposits:
     Non-interest bearing ............................  $  152,661    $  112,129
     Interest bearing ................................   1,766,617     1,691,874
                                                        -----------   -----------
       Total deposits ................................   1,919,278     1,804,003
   Borrowed funds ....................................     635,448       781,297
   Other liabilities .................................      47,432        31,408
                                                        -----------   -----------
       Total liabilities .............................   2,602,158     2,616,708
                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1.00 par value; 1,000,000
        shares authorized and unissued
     Common stock, $.01 par value; 24,000,000
        shares authorized; 16,531,250 shares issued ..         165           165
     Additional paid-in capital ......................     165,284       162,279
     Retained earnings - subject to restrictions .....     192,352       177,201
     Treasury stock, 2,707,812 shares (1997) and
        2,414,518 shares (1996), at cost .............     (60,863)      (48,845)
     Unearned ESOP shares ............................      (9,368)      (10,194)
     Unearned compensation - stock compensation plans.      (2,082)       (3,058)
     Net unrealized gains on available-for-sale
       securities ....................................       5,859         2,906
                                                        -----------   -----------
        Total stockholders' equity ...................     291,347       280,454
                                                        -----------   -----------
Total liabilities and stockholders' equity ...........  $2,893,505    $2,897,162
                                                        ===========   ===========

                See notes to consolidated financial statements.

                          GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                 Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                                --------------------     -------------------
                                                  1997       1996          1997       1996
                                                ---------  ---------     ---------  ---------
                                                               (unaudited)
Interest income
     Loans ...................................   $41,551    $40,746      $122,612   $116,572
     Securities ..............................    12,523     11,408        39,427     28,621
     Other ...................................       100        134           376        681
                                                ---------  ---------     ---------  ---------
        Total interest income ................    54,174     52,288       162,415    145,874
                                                ---------  ---------     ---------  ---------
Interest expense
     Deposits ................................    23,665     21,597        68,225     59,421
     Borrowed funds ..........................     9,791     11,167        32,435     30,109
                                                ---------  ---------     ---------  ---------
        Total interest expense ...............    33,456     32,764       100,660     89,530
                                                ---------  ---------     ---------  ---------

Net interest income ..........................    20,718     19,524        61,755     56,344

Provision for loan losses ....................       825        675         2,323      1,911
                                                ---------  ---------     ---------  ---------

Net interest income after provision for loan
 losses ......................................    19,893     18,849        59,432     54,433
                                                ---------  ---------     ---------  ---------

Non-interest income
     Servicing fee income ....................     6,067      6,615        18,715     20,375
     Amortization of mortgage servicing rights    (2,257)    (1,958)       (6,403)    (5,747)
     Commissions from sales of investment and
      insurance products......................       847        670         2,618      1,629
     Service charges on deposit accounts......       715        616         2,159      1,684
     Gain on sale of mortgage loans ..........     2,619      1,480         5,762      4,882
     Gain on sale of mortgage servicing rights       245      1,212         1,751      2,515
     Gain on sale of retail banking office....                                772
     Gain (loss) on sale of securities .......       981        (17)        1,498        369
     Other ...................................       980        697         2,248      1,378
                                                ---------  ---------     ---------  ---------
        Net non-interest income ..............    10,197      9,315        29,120     27,085
                                                ---------  ---------     ---------  ---------
Non-interest expense
     Compensation and benefits ...............     9,251      8,246        27,102     24,271
     Office occupancy and equipment ..........     2,426      2,516         7,002      6,740
     Office supplies, postage and telephone ..     1,275      1,319         4,140      3,824
     Advertising and marketing ...............       627        922         2,328      2,756
     Federal deposit insurance premiums ......       288     10,680           845     12,368
     Other ...................................     3,665      4,917        11,128     11,861
                                                ---------  ---------     ---------  ---------
        Total non-interest expense ...........    17,532     28,600        52,545     61,820
                                                ---------  ---------     ---------  ---------

Income (loss) before income taxes ............    12,558       (436)       36,007     19,698

Income tax expense (benefit) .................     4,410        (49)       12,485      7,093
                                                ---------  ---------     ---------  ---------

Net income (loss) ............................   $ 8,148    $  (387)      $23,522    $12,605
                                                =========  =========     =========  =========

Earnings (loss) per share
     Primary                                       $0.59     $(0.03)        $1.69      $0.88
                                                =========  =========     =========  =========

     Fully diluted                                 $0.59     $(0.03)        $1.67      $0.88
                                                =========  =========     =========  =========

                See notes to consolidated financial statements.

                           GREAT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
                                                         (unaudited)

Net cash provided by (used in) operating
  activities...................................    $  26,893       $  (1,636)
                                                  -----------     -----------
Investing activities:
    Purchases of available-for-sale securities.     (467,614)       (289,726)
    Maturities of available-for-sale securities      107,545          71,756
    Principal collected on mortgage-backed
     securities ...............................       48,175          48,599
    Proceeds from sales of available-for-sale
     securities ...............................      288,117          71,684
    Increase in loans receivable...............      (36,294)        (48,791)
    Purchases of property and equipment and
     other assets .............................       (2,522)         (8,147)
    Originations of mortgage servicing rights..       (3,671)         (3,225)
    Purchases of mortgage servicing rights.....       (4,913)         (4,247)
    Proceeds from sale of mortgage servicing
     rights....................................        2,031           2,610
    Purchases of Federal Home Loan Bank Stock..       (1,789)         (6,771)
    Proceeds from sale of other real estate
     owned.....................................        3,067             897
    Cash used in sale of retail banking office.      (14,900)
    Purchase of Lexington Federal Savings Bank,
     FSB, net of cash and cash equivalents
     acquired..................................                      (30,363)
    Other .....................................         (490)            395
                                                  -----------     -----------
     Net cash used in investing activities.....      (83,258)       (195,329)
                                                  -----------     -----------

Financing activities:
    Increase in deposits ......................      131,107          130,892
    Decrease in short-term borrowings..........      (54,757)         (20,502)
    Long-term advances from Federal Home Loan
     Bank .....................................      100,550           90,750
    Payments on long-term advances from Federal
     Home Loan Bank ...........................     (191,642)         (25,176)
    Increase in mortgage escrow funds .........        7,859            7,631
    Purchases of treasury stock ...............      (17,779)         (18,793)
    Dividends paid ............................       (5,411)          (4,543)
    Exercise of stock options .................        2,801              100
                                                  -----------     ------------
     Net cash provided by (used in) financing
       activities..............................      (27,272)         160,359
                                                  -----------     ------------

Net decrease in cash and cash equivalents .....      (83,637)         (36,606)

Cash and cash equivalents at beginning of
  period ......................................      126,323           84,167
                                                  -----------     ------------

Cash and cash equivalents at end of period.....    $  42,686        $  47,561
                                                  ===========     ============

Cash paid during the period for:
    Interest ..................................    $ 101,833        $  89,306
    Income taxes...............................    $   8,371        $   5,336

Supplemental disclosure of noncash activities:
    Additions to real estate acquired in
     settlement of loans........................   $   1,561        $   2,245
    Accrual of proceeds from sale of mortgage
     servicing rights...........................   $     513        $   1,083

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

2.     CASH AND CASH EQUIVALENTS

                                                          September 30,    December 31,
                                                              1997             1996
                                                          -------------    ------------
                                                                  (in thousands)
       Cash and due from banks                               $38,813         $ 27,702
       Interest-bearing deposits with banks                    3,873            1,315
       Federal funds sold                                                      33,200
       Securities purchased under agreements to resell                         64,106
                                                          -------------    ------------
       Total cash and cash equivalents                       $42,686         $126,323
                                                          =============    ============

3.     SECURITIES

                                                               September 30, 1997
                                                 ---------------------------------------------
                                                               Gross       Gross
                                                 Amortized  Unrealized  Unrealized     Fair
                                                    Cost       Gains       Losses      Value
                                                 ---------  ----------  ----------   ---------
                                                                 (in thousands)
       Available-for-sale securities:
        U.S. Government and agency obligations   $ 96,142     $   82     $   (56)    $ 96,168
        Other debt securities ................     28,655         92          (1)      28,746
                                                 ---------  ----------  ----------   ---------
         Total debt securities ...............    124,797        174         (57)     124,914
        Mortgage-backed securities ...........    564,958      8,339        (890)     572,407
        Equity securities ....................         52      1,448                    1,500
                                                 ---------  ----------  ----------   ---------
       Total available-for-sale securities ...   $689,807     $9,961     $  (947)    $698,821
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
                                                 =========   =========   =========   =========

       Gross realized gains for the three and nine months ended September 30, 1997 were $1,277,383 and $2,026,321, respectively. Gross realized losses for the same periods were $295,816 and $527,901, respectively. Gross realized gains for the three and nine months ended September 30, 1996 were $261,599 and $1,534,485, respectively. Gross realized losses for the same periods were $278,201 and $1,165,526, respectively. In computing gains and losses, cost is determined by the specific identification method for debt and mortgage-backed securities. Cost is determined by the average cost method for equity securities.

4. ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months                Nine Months
                                                    Ended September 30,         Ended September 30,
                                                   ---------------------       ---------------------
                                                     1997         1996           1997         1996
                                                   --------     --------       --------     --------
                                                                    (in thousands)

       Balance, beginning of period .......        $14,593      $13,031        $13,538      $11,821
       Provision charged to income ........            825          675          2,323        1,911
       Charge-offs ........................           (814)        (493)        (1,414)      (1,057)
       Recoveries .........................             59           15            216           53
       Acquired in merger .................                                                     500
                                                   --------     --------       --------     --------
       Balance, end of period .............        $14,663      $13,228        $14,663      $13,228
                                                   ========     ========       ========     ========

5.     LOAN SERVICING

       The Company was servicing a portfolio consisting of 77,800 and 83,000 mortgage loans at September 30, 1997 and December 31, 1996, respectively, that are owned by investors and are not included in the accompanying financial statements. Mortgage loans serviced for others are summarized as follows:

                                                  September 30,    December 31,
                                                       1997            1996
                                                  -------------    ------------
                                                          (in thousands)
       GNMA ..............................         $2,885,977       $3,184,843
       FNMA ..............................            761,278          970,435
       FHLMC .............................            717,205          672,976
       Other investors ...................            362,968          240,642
                                                  ------------     ------------
       Total servicing portfolio .........         $4,727,428       $5,068,896
                                                  ============     ============

                                       7

       In addition to servicing mortgage loans for others, the Company is a subservicer for third-party servicing owners, including GNMA and FHLMC. At September 30, 1997 and December 31, 1996, the Company subserviced a total of 18,200 and 10,700 loans, respectively.

       Custodial escrow balances maintained in connection with the foregoing loan servicing were $135,305,000 and $102,339,000, at September 30, 1997 and December 31, 1996, respectively, of which $116,656,000 and $76,257,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


6.     BORROWED FUNDS

                                                   September 30, 1997    December 31, 1996
                                                  -------------------   -------------------
                                                             Weighted              Weighted
                                                             Average               Average
                                                   Amount      Rate      Amount      Rate
                                                  --------   --------   --------   --------
                                                            (dollars in thousands)
       Short-term borrowings:
         Securities sold under agreements to
           repurchase .........................   $202,777     5.68%    $  9,000     5.37%
         Advances from Federal Home Loan Bank .     37,000     5.96%     200,924     5.62%
         Borrowings under lines of credit .....      2,719     1.14%      87,329     5.51%
                                                  --------              --------
           Total short-term borrowings ........    242,496               297,253
                                                  --------              --------
       Long-term borrowings from Federal Home
        Loan Bank:
         Adjustable rate advances, interest
          based on LIBOR; 5.72% (1997) and
          5.61%(1996) .........................    100,000               150,000
         Fixed rate advances, 5.83% (1997)
          and 6.27% (1996) ....................    258,749               298,561
         Mortgage matched and other advances
          payable monthly through 2026 with
          interest rates from 2.00% to 8.05%
          (1997) and from 3.88% to 8.05% (1996)     34,203                35,483
                                                  --------              --------
           Total long-term borrowings .........    392,952               484,044
                                                  --------              --------
       Total borrowed funds ...................   $635,448              $781,297
                                                  ========              ========



       Information concerning borrowings under securities sold under agreements to repurchase is summarized as follows:

                                                       At or For the Three Months       At or For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                       --------------------------       --------------------------
                                                          1997            1996             1997            1996
                                                       ----------      ----------       ----------      ----------
                                                                          (dollars in thousands)

       Average balance during the period ..........     $155,489        $101,171         $129,793        $ 73,416
       Average interest rate during the period ....         5.66%           5.48%            5.63%           5.50%
       Maximum month-end balance during the
        period ....................................     $202,777        $140,341         $208,999        $140,341
       Mortgage-backed securities underlying
        the agreements at end of period:
          Carrying value ..........................                                      $209,106        $111,995
          Fair value ..............................                                      $212,624        $111,850


       Mortgage-backed securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company substantially identical securities at the maturities of the agreements. The agreements outstanding at September 30, 1997 mature within one year.

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

                                                                         Three Months Ended      Nine Months Ended
                                                                           September 30,           September 30,
                                                                         ------------------      ------------------
                                                                          1997       1996         1997       1996
                                                                         -------    -------      -------    -------
       (in thousands, except per share amounts)


       Net income (loss)                                 As reported     $ 8,148    $  (387)     $23,522    $12,605
       Income (loss)available to common stockholders     Pro forma         8,148       (387)      23,522     12,605

       Primary earnings (loss) per share                 As reported       $0.59     $(0.03)       $1.69      $0.88
       Basic earnings (loss) per share                   Pro forma          0.63      (0.03)        1.82       0.94

       Fully diluted earnings (loss) per share           As reported       $0.59     $(0.03)       $1.67      $0.88
       Diluted earnings (loss) per share                 Pro forma          0.59      (0.03)        1.67       0.88


10.    PENDING MERGER

       On September 15, 1997, the Company entered into a definitive merger agreement with Star Banc Corporation (Star Banc). The terms of the agreement call for 70% of the Company's outstanding shares to be exchanged for common shares of Star Banc stock at an exchange ratio of
       0.949 Star Banc share for each Company share. The remaining 30% of the Company's shares would be exchanged for $44 in cash for each share. The merger is structured as a tax-free exchange for shareholders receiving stock, and will be accounted for as a purchase transaction. Additionally, the Company granted Star Banc an option to purchase 19.9% of its shares, exercisable under certain conditions. The merger is expected to be completed in the first quarter of 1998.


11.    RECLASSIFICATIONS

       Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

SEGMENT INFORMATION

                                                   Three Months Ended September 30, 1997
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   49,075    $   5,095    $      4                  $   54,174
    Intersegment                           3,478        2,045         322    $  (5,845)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     52,553        7,140         326       (5,845)        54,174
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                32,987          469                                  33,456
    Intersegment                           2,367        3,478                   (5,845)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    35,354        3,947                   (5,845)        33,456
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       17,199        3,193         326                      20,718
Provision for loan losses                   (808)         (17)                                   (825)
Non-interest income                        2,753        9,314         901       (2,771)        10,197
Non-interest expense                     (10,153)      (8,955)     (1,195)       2,771        (17,532)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $    8,991     $  3,535    $     32                  $   12,558
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,657,803     $314,487    $266,586    $(345,371)    $2,893,505
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      683     $    213    $      9                  $      905
                                      ===========  ===========  ==========  ============  ============


                                                   Three Months Ended September 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $   45,915     $  6,371    $      2                  $   52,288
    Intersegment                           3,332        2,180         430    $  (5,942)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                     49,247        8,551         432       (5,942)        52,288
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                30,881        1,883                                  32,764
    Intersegment                           2,610        3,332                   (5,942)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    33,491        5,215           -       (5,942)        32,764
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       15,756        3,336         432                      19,524
Provision for loan losses                   (675)                                                (675)
Non-interest income                        1,484        9,833         379       (2,381)         9,315
Non-interest expense                     (20,739)      (9,540)       (702)       2,381        (28,600)
                                      -----------  -----------  ----------  ------------  ------------
Income (loss) before income taxes        ($4,174)    $  3,629    $    109                       ($436)
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,495,634     $381,326    $261,024    $(307,300)    $2,830,684
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $      533     $    331           7                  $      871
                                      ===========  ===========  ==========  ============  ============


SEGMENT INFORMATION

                                                    Nine Months Ended September 30, 1997
                                      ----------------------------------------------------------------
                                                     Mortgage
                                       Banking       Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $  147,260    $  15,144    $     11                  $  162,415
    Intersegment                          10,244        5,421         948    $ (16,613)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                    157,504       20,565         959      (16,613)       162,415
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                98,858        1,802                                 100,660
    Intersegment                           6,369       10,244                  (16,613)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                   105,227       12,046                  (16,613)       100,660
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       52,277        8,519         959                      61,755
Provision for loan losses                 (2,306)         (17)                                 (2,323)
Non-interest income                        6,786       27,777       2,739       (8,182)        29,120
Non-interest expense                     (30,514)     (26,684)     (3,529)       8,182        (52,545)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $   26,243     $  9,595    $    169                  $   36,007
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,657,803     $314,487    $266,586    $(345,371)    $2,893,505
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,935     $    669    $     26                  $    2,630
                                      ===========  ===========  ==========  ============  ============


                                                    Nine Months Ended September 30, 1996
                                      ----------------------------------------------------------------
                                                     Mortgage
                                        Banking      Banking      Other     Eliminations  Consolidated
                                      -----------  -----------  ----------  ------------  ------------
                                                                  (in thousands)
Interest income:
    Unaffiliated customers            $  127,528     $ 18,337    $      9                  $  145,874
    Intersegment                           9,402        5,398       1,101    $ (15,901)
                                      -----------  -----------  ----------  ------------  ------------
Total interest income                    136,930       23,735       1,110      (15,901)       145,874
                                      -----------  -----------  ----------  ------------  ------------
Interest expense:
    Unaffiliated customers                84,112        5,418                                  89,530
    Intersegment                           6,500        9,400           1      (15,901)
                                      -----------  -----------  ----------  ------------  ------------
Total interest expense                    90,612       14,818           1      (15,901)        89,530
                                      -----------  -----------  ----------  ------------  ------------
Net interest income                       46,318        8,917       1,109                      56,344
Provision for loan losses                 (1,911)                                              (1,911)
Non-interest income                        4,136       28,840         871       (6,762)        27,085
Non-interest expense                     (40,061)     (26,561)     (1,960)       6,762        (61,820)
                                      -----------  -----------  ----------  ------------  ------------
Income before income taxes            $    8,482     $ 11,196    $     20                   $  19,698
                                      ===========  ===========  ==========  ============  ============
Identifiable assets                   $2,495,634     $381,326    $261,024    $(307,300)    $2,830,684
                                      ===========  ===========  ==========  ============  ============
Depreciation and amortization
    of property and equipment         $    1,576     $    966          16                  $    2,558
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

PENDING MERGER

On September 15, 1997, the Company entered into a definitive merger agreement with Star Banc Corporation (Star Banc). The terms of the agreement call for 70% of the Company's outstanding shares to be exchanged for common shares of Star Banc stock at an exchange ratio of 0.949 Star Banc share for each Company share. The remaining 30% of the Company's shares would be exchanged for $44 in cash for each share. The merger is structured as a tax-free exchange for shareholders receiving stock, and will be accounted for as a purchase transaction. Additionally, the Company granted Star Banc an option to purchase 19.9% of its shares, exercisable under certain conditions. The merger is expected to be completed in the first quarter of 1998.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 TO DECEMBER 31, 1996

During the first nine months of 1997 assets decreased slightly from $2.897 billion to $2.894 billion. Although total assets decreased, the two largest categories of assets, loans receivable and available-for-sale securities, increased $31.4 million and $31.3 million, respectively.

Net loans receivable totaled $1.9 billion at September 30, 1997. The Company continues to diversify its loan portfolio and enhance portfolio yield by increasing the percentage of consumer and commercial loans in the portfolio. The following table shows the composition of the loan portfolio at September 30, 1997 in comparison to December 31, 1996:


                                           Loan Portfolio Composition at
                                           -----------------------------
                                           September 30,    December 31,
                                               1997             1996
                                           -------------    ------------
Loan category:
    One-to-four family residential .....       69.3%            72.4%
    Multi-family residential ...........        8.6%             7.8%
    Commercial real estate .............        7.1%             5.3%
    Construction and land ..............        4.2%             6.7%
    Non-mortgage, primarily consumer ...       10.8%             7.8%
                                           -------------    ------------
                                              100.0%           100.0%
                                           =============    ============

During the first nine months of 1997, the Company purchased mortgage-backed securities, funded by repurchase agreements, and debt securities, funded by advances from the FHLB. Certain of the leveraged purchases were structured to grow the Company without incurring significant interest rate risk, and others were structured to manage interest rate risk related to borrowed funds. The Company also sold certain securities to realize market gains and to reduce long-term borrowings. Mortgage-backed securities increased 20.6% during the first nine months of 1997 while debt and equity securities decreased by 34.5%. In total, available-for-sale securities increased 4.7% during the first nine months of 1997.

Deposits increased $115.3 million or 6.4% during the first nine months of 1997. This increase was the result of growth in deposits of $131.1 million, offset by a sale of $15.8 million of deposits (See note 8 - "Sale of Retail Banking Office"). Approximately $91.1 million of the growth in deposits was due to increased retail deposits attracted through advertising, competitive deposit rates and retail sales efforts. The remainder was primarily due to an increase in custodial escrow balances associated with the portfolio of loans serviced for others.

Borrowed funds increased $145.8 million during the first nine months of 1997, with long-term FHLB advances decreasing $91.0 million, and short-term borrowings decreasing $54.8 million. The Company replaced certain maturing long-term FHLB advances with short-term repurchase agreements to improve cash management flexibility. Growth in deposits enabled the Company to decrease short-term borrowings.

Stockholders' equity totaled $291.3 million at September 30, 1997 or 10.07% of total assets, which is an increase of $10.9 million over year-end 1996. The increase in total equity was the net result of earnings of $23.5 million;
dividends of $5.4 million; the Company purchasing 562,800 shares of its common stock at a cost of $17.8 million; proceeds from the exercise of stock options of $2.8 million; a reduction in unearned balances of stock compensation plans by $4.8 million; and an increase of $3.0 million in net unrealized gains on available-for-sale securities.

RESULTS OF OPERATIONS

OVERVIEW. The Company reported net income of $8.1 million for the three months ended September 30, 1997, as compared to a net loss of $387,000 for the third quarter of 1996. The third quarter 1996 net loss included a charge of $6.3 million, net of taxes, to recapitalize the Savings Association Insurance Fund
(SAIF). For the nine months ended September 30, 1997 net income totaled $23.5 million, up from net income of $12.6 million for the same period last year.

NET INTEREST INCOME. For the third quarter of 1997, net interest income increased 6% or $1.2 million versus the third quarter of 1996. This increase was primarily the result of growth in the Company's balance sheet and an increase in the interest rate spread. Average interest-earning assets and average interest-bearing liabilities increased $80.4 million and $76.9 million, respectively, in the third quarter of 1997 versus the third quarter of 1996, resulting in $331,000 of the increase in net interest income. These average balance increases were the result of growth from normal business operations. The average yield on interest-earning assets rose slightly from 7.87% for the third quarter of 1996 to 7.89% for the third quarter of 1997. This increase was primarily due to the shift in the mix of the loan portfolio. The average cost of interest-bearing liabilities decreased from 5.54% for the 1996 third quarter to 5.47% for the 1997 third quarter, primarily due to decreased borrowing costs. Changes in rates resulted in $863,000 of the increase in net interest income and the increase in interest rate spread from 2.33% for the third quarter of 1996 to 2.42% for the third quarter of 1997. Net interest margin increased to 3.02% for the third quarter of 1997 from 2.94% for the same period last year.

Net interest income was up $5.4 million or 10% for the first nine months of 1997 compared to the same period of 1996. Average interest-earning assets and average interest-bearing liabilities increased $290.9 million and $310.1 million, respectively, in the first nine months of 1997 versus the same period of 1996, resulting in $3.5 million of the increase in net interest income. These average balance increases were the result of growth from normal business operations, the acquisition of Lexington Federal Savings Bank in June 1996 and the effects of liquidity and interest rate risk management strategies on the securities portfolio and borrowed funds. The average yield on interest-earning assets decreased from 7.97% for the first nine months of 1996 to 7.94% for the first nine months of 1997. This decrease was primarily due to a shift in the mix of interest-earning assets resulting in a higher percentage of available-for-sale securities and a lower percentage of loans receivable. The average cost of interest-bearing liabilities decreased from 5.57% for the first nine months of 1996 to 5.47% for the first nine months of 1997, primarily due to the growth in shorter-term, lower rate certificates of deposit and decreased borrowing costs. Changes in rates resulted in $1.9 million of the increase in net interest income and an increase in the interest rate spread from 2.40% for the first nine months of 1996 to 2.47% for the same period of 1997. Net interest margin decreased to 3.02% for the first nine months of 1997 from 3.08% for the same period last year, primarily due to the reduction in the ratio of interest-earning assets to interest-bearing liabilities resulting from stock repurchases. The Company's initiative to increase shareholder value by repurchasing certain of its outstanding common stock results in cash being used to repurchase stock, which would otherwise be invested in interest-earning assets or used to reduce interest-bearing borrowings, thereby lowering the ratio of interest-earning assets to interest-bearing liabilities.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income earned on interest-earning assets and expense incurred on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables set forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively. For 1997, average balances are derived from daily balances. For 1996, average balances for interest-earning assets and interest-bearing liabilities are derived from daily balances. All other average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. Interest includes fees which are considered adjustments to yields and costs.

                                                          Three Months Ended September 30,
                                          ----------------------------------------------------------------
                                                       1997                              1996
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (5)    Balance    Interest  Cost (5)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,992,562   $41,551    8.27%     $1,998,099   $40,746    8.11%
        Mortgage-backed securities (2)..     558,010    10,007    7.11%        522,299     9,524    7.25%
        Debt and equity securities (2)..     127,844     1,824    5.66%         80,704     1,335    6.58%
        Other ..........................       7,582       100    5.23%         11,193       134    4.76%
        FHLB stock .....................      37,877       692    7.25%         31,220       549    7.00%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,723,875    54,174    7.89%      2,643,515    52,288    7.87%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     197,757                           174,269
                                          ----------                        ----------
        Total assets ...................  $2,921,632                        $2,817,784
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  118,057       807    2.71%     $  139,744     1,107    3.15%
        Demand deposit accounts.........     198,086     1,946    3.90%        138,081     1,308    3.77%
        Money market accounts ..........     205,582     2,427    4.68%        185,905     2,259    4.83%
        Certificate accounts ...........   1,248,078    18,485    5.88%      1,154,548    16,923    5.83%
        Short-term borrowings ..........     218,249     3,160    5.74%        247,726     3,765    6.05%
        Long-term borrowings ...........     439,765     6,631    5.98%        484,867     7,402    6.07%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,427,817    33,456    5.47%      2,350,871    32,764    5.54%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     208,205                           192,372
                                          ----------                        ----------
        Total liabilities ..............   2,636,022                         2,543,243
   Stockholders' equity ................     285,610                           274,541
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,921,632                        $2,817,784
                                          ==========                        ==========
Net interest income / interest
  rate spread (3) ......................               $20,718    2.42%                  $19,524    2.33%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (4) .................  $  296,058              3.02%     $  292,644              2.94%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      112.19%                           112.45%
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

                                       15

                                                          Nine Months Ended September 30,
                                          ----------------------------------------------------------------
                                                       1997                              1996
                                          -------------------------------   ------------------------------
                                                                 Average                          Average
                                           Average                 Yield/    Average               Yield/
                                           Balance    Interest   Cost (5)    Balance    Interest  Cost (5)
                                          ----------  --------  ---------   ----------  --------  --------
                                                                   (dollars in thousands)
Assets:
   Interest-earning assets:
        Loans receivable, net (1) ......  $1,965,678  $122,612    8.34%     $1,891,081  $116,572    8.23%
        Mortgage-backed securities (2)..     579,874    31,011    7.15%        438,365    23,908    7.29%
        Debt and equity securities (2)..     144,454     6,459    5.98%         71,423     3,300    6.17%
        Other ..........................       9,740       376    5.16%         17,472       681    5.21%
        FHLB stock .....................      36,504     1,957    7.17%         26,982     1,413    7.00%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-earning assets .   2,736,250   162,415    7.94%      2,445,323   145,874    7.97%
                                                      --------  ---------               --------  --------
   Non-interest-earning assets .........     188,214                           163,942
                                          ----------                        ----------
        Total assets ...................  $2,924,464                        $2,609,265
                                          ==========                        ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
        Passbook accounts ..............  $  126,021     2,774    2.94%     $  131,873     3,061    3.10%
        Demand deposit accounts.........     189,349     5,489    3.88%        110,978     2,894    3.48%
        Money market accounts ..........     200,845     7,037    4.68%        167,905     5,927    4.72%
        Certificate accounts ...........   1,211,642    52,925    5.84%      1,078,468    47,539    5.89%
        Short-term borrowings ..........     231,125     9,878    5.71%        201,862     9,202    6.09%
        Long-term borrowings ...........     499,507    22,557    6.04%        457,316    20,907    6.11%
                                          ----------  --------  ---------   ----------  --------  --------
         Total interest-bearing
           liabilities .................   2,458,489   100,660    5.47%      2,148,402    89,530    5.57%
                                                      --------  ---------               --------  --------
   Non-interest-bearing liabilities ....     184,751                           182,687
                                          ----------                        ----------
        Total liabilities ..............   2,643,240                         2,331,089
   Stockholders' equity ................     281,224                           278,176
                                          ----------                        ----------
        Total liabilities and
          stockholders' equity            $2,924,464                        $2,609,265
                                          ==========                        ==========
Net interest income / interest
  rate spread (3) ......................               $61,755    2.47%                  $56,344    2.40%
Net interest earning assets / net                     ========  =========               ========  ========
   interest margin (4) .................  $  277,761              3.02%     $  296,921              3.08%
                                          ==========            =========   ==========            ========
Ratio of interest-earning assets
   to interest-bearing liabilities .....      111.30%                           113.82%
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


                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                    1997 vs. 1996                        1997 vs. 1996
                                          --------------------------------      --------------------------------
                                             Increase (Decrease) Due to            Increase (Decrease) Due to
                                          --------------------------------      --------------------------------
                                            Volume      Rate       Total          Volume      Rate       Total
                                          ---------   --------   ---------      ---------   --------   ---------
                                                                      (in thousands)
Interest-earning assets:
     Loans receivable, net ..............   $  (99)    $  904      $  805        $ 4,849     $1,191     $ 6,040
     Mortgage-backed securities .........      663       (180)        483          7,632       (529)      7,103
     Debt and equity securities .........      696       (207)        489          3,274       (115)      3,159
     Other ..............................      (56)        22         (34)          (322)        17        (305)
     FHLB stock .........................      122         21         143            513         31         544
                                           --------   --------   ---------      ---------   --------   ---------
          Total .........................    1,326        560       1,886         15,946        595      16,541
                                           --------   --------   ---------      ---------   --------   ---------

Interest-bearing liabilities:
     Passbook accounts ..................     (158)      (142)       (300)          (129)      (158)       (287)
     Demand deposit accounts ............      591         47         638          2,249        346       2,595
     Money market accounts ..............      238        (70)        168          1,172        (62)      1,110
     Certificate accounts ...............    1,412        150       1,562          5,942       (556)      5,386
     Short-term borrowings ..............     (423)      (182)       (605)         1,296       (620)        676
     Long-term borrowings ...............     (665)      (106)       (771)         1,952       (302)      1,650
                                           --------   --------   ---------      ---------   --------   ---------
          Total .........................      995       (303)        692         12,482     (1,352)     11,130
                                           --------   --------   ---------      ---------   --------   ---------

Net change in net interest income .......   $  331     $  863      $1,194        $ 3,464     $1,947     $ 5,411
                                           ========   ========   =========      =========   ========   =========


PROVISION FOR LOAN LOSSES. The provision for loan losses was $825,000 or 0.16% (annualized) of average loans in the 1997 third quarter, compared to $675,000 or 0.13% of average loans in the third quarter last year. Net charge-offs increased from $478,000 or 0.10% of average loans in the third quarter of last year to $755,000 or 0.15% of average loans in this year's third quarter. The provision for loan losses for the nine months ended September 30, 1997 was $2.3 million or 0.16% of average loans during the period, compared to $1.9 million or 0.13% of average loans for the same period last year. Net charge-offs increased when comparing the two nine-month periods, from $1.0 million or 0.07% of average loans last year to $1.2 million or 0.08% of average loans this year. These increases in net charge-offs resulted primarily from the increased proportion of non-mortgage consumer loans in the portfolio.

NON-INTEREST INCOME. For the three months ended September 30, 1997, non-interest income increased 9% or $882,000 in comparison to the same period last year. This increase was primarily due to increased gain on sales of mortgage loans and securities, partially off-set by decreased gain on sale of mortgage servicing rights and decreased net servicing fee income. The increase in non-interest income of 8% or $2.0 million for the nine months ended September 30, 1997 in comparison to the same period last year, was primarily attributable to the gain on the sale of a retail banking office, increased gain on sales of mortgage loans and securities, and increased fee income, partially offset by decreased servicing fee income and increased amortization of mortgage servicing rights. The Company was able to take advantage of certain market opportunities to increase income from gain on sales of mortgage loans and securities. Gain on sale of mortgage loans includes fee income from loan origination services provided to third parties. Through an expanded sales staff and product line, the Company increased fee income from sales of investment, insurance, loan and deposit products to customers. The Company's decision to sell the Bank's retail banking office in Liberty, Kentucky, was based on analysis concluding that the branch no longer had sufficient market share for profitable operations. Servicing fee income decreased in comparison to the prior year due to a decrease in the number of loans the Company is subservicing for third-parties. Increased amortization of mortgage servicing rights was attributable to an increase in originated mortgage servicing rights.

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 1997 decreased $111.1 million and $9.2 million, respectively, in comparison to the same periods of 1996. Third quarter 1996 non-interest expense included a special SAIF assessment of $9.7 million and a provision of $1.5 million for possible reimbursement to borrowers related to a truth-in-lending disclosure error. Without these one time charges, non-interest expense for the three and nine months ended September 30, 1997 increased $81,000 and $1.9 million, respectively, in comparison to the same periods of 1996. As a percentage of average assets, total non-interest expense was 2.38% and 2.40% of average assets for the three and nine months of 1997, respectively, as compared to 2.46% and 2.59% for the same periods last year, excluding the one time charges. This gain in efficiency was primarily due to lower FDIC insurance premiums resulting from the recapitalization of SAIF, and the growth in average assets outpacing the net increase in all other operating expenses, including the increases due to the acquisition of Lexington Federal. Compensation and benefits expense increased as the result of growth in the staff needed to deliver and provide operational support for an expanded line of retail banking and investment products to the Company's growing customer base.

INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 1997 and 1996, resulted in effective income tax rates of 34.7% and 36.0%, respectively. The decrease in the effective income tax rate is primarily due to increased income tax credits earned in connection with the Company's investment in low income housing partnerships as part of its community reinvestment activities and increased income from tax-exempt securities.

NON-PERFORMING ASSETS

The   following   table  sets  forth   information   regarding   the   Company's
non-performing  assets at the dates  indicated.

                                                     September 30,    December 31,
                                                         1997             1996
                                                     -------------    ------------
                                                         (dollars in thousands)
Non-performing loans:
  Non-accrual loans ............................       $  7,324        $  7,185
  Accruing loans which are contractually
   past due 90 days or more:
    FHA/VA loans (limited credit risk - see
     discussion below) .........................         75,379           88,185
    Other loans ................................          3,534            5,931
  Restructured loans ...........................          1,959            1,992
                                                      ------------    ------------
  Total non-performing loans ...................         88,196          103,293
Real estate owned ..............................          1,670            2,815
                                                      ------------    ------------
Total non-performing assets ....................       $ 89,866         $106,108
                                                      ============    ============
Non-performing loans to total loans:
  Including FHA/VA loans .......................          4.43%            5.30%
  Excluding FHA/VA loans .......................          0.64%            0.77%
Non-performing assets to total assets:
  Including FHA/VA loans .......................          3.11%            3.66%
  Excluding FHA/VA loans .......................          0.50%            0.62%
Allowance for loan losses to total loans .......          0.74%            0.69%
Allowance for loan losses to non-performing
 loans:
  Including FHA/VA loans .......................         16.63%           13.11%
  Excluding FHA/VA loans .......................        114.41%           89.61%
Allowance for loan losses to non-performing
 assets:
  Including FHA/VA loans .......................         16.32%           12.76%
  Excluding FHA/VA loans .......................        101.22%           75.53%


Certain accruing FHA/VA loans which are contractually past due 90 days or more are purchased by the Company from GNMA pools it services. The Company also purchases portfolios of insured FHA and guaranteed VA loans, most of which are 90 days or more past due, from third parties. At September 30, 1997, the Company held in its portfolio $136.0 million of FHA/VA loans most of which were delinquent at the time of purchase. Such loans totaled $144.7 million at December 31, 1996. As a servicer of GNMA pools, the Company is obligated to remit to security holders interest at the coupon rate regardless of whether such interest is actually received from the underlying borrower. The Company, by purchasing such delinquent loans out of the pools, is able to retain the benefit of the net interest rate differential between the coupon rate it would otherwise be obligated to pay to the GNMA security holder and the Company's current cost of funds. Most of the Company's investment in delinquent FHA and VA loans is recoverable through claims made against the FHA or VA, and any credit losses incurred are not greater or less than if the FHA/VA loans remained in the GNMA pools and the Company remained as servicer. The same risk from foreclosure or from loss of interest exists for the Company as servicer or owner of the loan, and the Company, by purchasing delinquent FHA/VA loans, assumes only the interest rate risk associated with investing in a fixed-rate loan if foreclosure does not occur.

The FHA/VA loans acquired from third parties are purchased at a discount as compensation to the Company for the credit and interest rate risks associated with the loans. No purchases were made from third parties during the first nine months of 1997.

The Company also has certain impaired loans. The Company has defined impaired loans as commercial real estate and commercial business loans classified as substandard, doubtful, or loss, as defined by OTS regulations. Impaired loans, net of related allowance, decreased from $6.8 million at December 31, 1996, to $4.2 million at September 30, 1997.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For September 1997, the Bank had liquidity and short-term liquidity ratios of 7.2% and 6.4%, respectively.

At September 30, 1997, the Company had outstanding commitments to fund portfolio loans totaling $109.3 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At September 30, 1997, the Bank had tangible capital of 8.6% of tangible assets, core capital of 8.6% of adjusted tangible assets, and risk-based capital of 18.8% of risk-weighted assets.

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


Item 1.    Legal Proceedings
                  None

Item 2.    Changes in Securities
                  None

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  On September 15, 1997, Great Financial Corporation, a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Star Banc Corporation, an Ohio corporation ("Star") pursuant to which Great Financial will merge with and into Star (the "Merger"). In accordance with the terms of the Merger Agreement, each share of Great Financial common stock, par value $.01 per share ("Great Financial Common Stock"), outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, at the election of the holder thereof, either (i) .949 of a share of Star common stock, par value $5.00 per share ("Star Common Stock"), and the associated preferred share purchase rights under Star's Rights Agreement, dated October 27, 1989, or (ii) $44.00 in cash, provided that the aggregate number of shares of Great Financial Common Stock that shall be converted in the Merger into the right to receive Star Common Stock shall equal seventy percent of the issued and outstanding shares of Great Financial Common Stock immediately prior to the Effective Time. The Merger Agreement is attached as EXHIBIT 2.1.

The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to be accounted for as a purchase.

Consummation of the Merger is subject to various conditions, including: (i) receipt of approval by the shareholders of Great Financial of appropriate matters relating to the Merger Agreement and the Merger; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities as necessary;
(iii) receipt by each of Great Financial and Star of an opinion of counsel in reasonably satisfactory form as to the tax treatment of certain aspects of the Merger; (iv) registration of the shares of Star Common Stock to be issued in the Merger under the Securities Act of 1933, as amended (the "1933 Act") and all applicable state securities laws; and (v) satisfaction of certain other conditions.

The Merger Agreement and the transactions contemplated thereby will be submitted for approval at a meeting of the shareholders of Great Financial. Prior to such meeting, Star will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the Star Common Stock to be issued in the Merger. Such shares of Star Common Stock will be offered to Great Financial shareholders pursuant to a prospectus that will also serve as a proxy statement for the shareholders' meeting.

In connection with the Merger Agreement, Star and Great Financial entered into a Stock Option Agreement, dated September 23, 1997 (the "Stock Option Agreement"), pursuant to which Great Financial granted to Star an irrevocable option to purchase, under certain circumstances, up to 2,747,083 authorized and unissued shares of Great Financial Common Stock, subject to certain adjustments, at a price of $36.00 Per share (the "Star Option"), subject to certain adjustments. The Star Option, if exercised, would equal, before giving effect to the exercise of the Star Option, 19.9% of the total number of shares of Great Financial Common Stock outstanding. The Star Option was granted by Great Financial as a condition and inducement to Star's willingness to enter into the Merger Agreement. Under certain circumstances, Great Financial may be required to repurchase the Star Option or the shares acquired pursuant to the exercise of the Star Option. The Stock Option Agreement is attached as EXHIBIT 2.2.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 2.1 - Agreement and plan of merger between Star Banc Corporation as buyer, and Great Financial Corporation as seller.

           (b)  Exhibit 2.2 - Stock option agreement.

           (c) Exhibit 11 - Statement regarding computation of per share earnings.

           (d) There have been no reports filed on Form 8-K during the quarter ended September 30, 1997.

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




                                             GREAT FINANCIAL CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date:  November 12, 1997         By                 Paul M. Baker
                                    --------------------------------------------
                                                    Paul M. Baker
                                        Chairman and Chief Executive Officer


Date:  November 12, 1997         By             Richard M. Klapheke
                                    --------------------------------------------
                                                Richard M. Klapheke
                                              Treasurer and Secretary
                                            (Chief Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                            DESCRIPTION                      PAGE(S)

2.1            Agreement and plan of merger between Star Banc      27-79
               Corporation as buyer, and Great Financial
               Corporation as seller

2.2            Stock Option Agreement                              80-96

11             Statement regarding computation of per share        97
               earnings